Form 10-K
period 2008-02-29
Sterling Oil & Gas CO
filed 2008-05-29
CIK 1402273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 000-52959

Sterling Oil & Gas Company
(Name of small business issuer in its charter)

Nevada	20-8999059
(State of Incorporation)	(I.R.S. Employer Identification No.)

201 W. Lakeway, Ste. 1000
Gillette, WY 82718
(307) 682-3155

Securities Registered Pursuant to Section 12(g) of the Act:
                                                                 Name of Each Exchange
Title of Each Class                                 on which Registered

Common Stock, $.00001 par value                              None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act ☑ Yes ☐ No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $562,705 based on 11,254,098 non affiliate shares outstanding at $.05 per share, the price at which the common equity was last sold, during June, 2007.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,000,000 shares of common stock, $.00001 par value and 0 shares of preferred stock, $.00001 par value as of May 29, 2008

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

PART I

ITEM 1. BUSINESS.

General Development of the Business.

We were incorporated on May 1, 2007 as a Nevada corporation. In connection with our incorporation our then parent company, Big Cat Energy Corporation (“Big Cat”), transferred to us oil and gas prospects located in the states of Montana and Wyoming (See “Properties”). See “Undeveloped Oil and Gas Properties, Leasehold Interests.” Thereafter, on June 8, 2007, we completed a private offering of 5,000,000 units, with each unit consisting of one share of common stock and one warrant to purchase a half share of our common stock for a total consideration of $250,000. The focus of our business is oil and gas exploration. Our principal executive office is located at 201 W. Lakeway, Suite 1000, Gillette, Wyoming 82718. Our telephone number is (307) 682-3155. Our fiscal year end is the last day of February.

We have not conducted any market research into the likelihood of success of our operations in the oil and gas industry. We have no revenues and have incurred losses since inception. The information contained herein is forward looking.

Narrative Description of the Business.

Undeveloped Oil and Gas Properties, Leasehold Interests.

     During the current fiscal year ended February 29, 2008, Big Cat Energy Corporation, then the parent corporation of the Company, transferred approximately 77,076 undeveloped net mineral acres in the Powder River Basin of Montana and Wyoming to the Company in exchange for 10,000,000 shares of Sterling common stock. (see “Recent Sales of Unregistered Securities” on page 15 for additional information). We may conduct exploration on one or more of our leasehold interests. There is, however, no assurance that we will. Any exploration of these properties would be subject to finding adequate funding to do such exploration. In addition, we may conduct our own field tests on one or more of our properties.

     The Company and its then parent Big Cat entered into a Consultation Services Agreement effective October 15, 2007 with American Oil & Gas Corporation (“Consultant”), a private oil and gas consulting company, with respect to the Company’s oil and gas exploration and development business. The agreement provides that Consultant will assess potential oil and gas projects for the Company and that the consultant may purchase up to a 10% working interest in the projects evaluated. Evaluation will include such issues as project potential, production enhancement, development drilling, oil and gas contracts, additional acreage purchases, and related matters. Consultant may also consult regarding management of the properties and hiring of personnel to manage properties. Consultant will be compensated at $450 per day per person plus reimbursement of expenses. If the Consultant becomes an active participant in a project identified by the Company, it will also be entitled to a 2.5% overriding royalty interest in the project, taken from the Company’s interest in the project. If the Consultant becomes an active participant in a project that it identifies, it will be entitled to up to a 5%

overriding royalty interest. The same participation rights will also attach to any development wells and additional acreage of a given project. Each party agrees to use its best efforts to discover and assess viable oil and gas opportunities and hold each other harmless for any omission or oversight in determination of the value of projects. The agreement automatically renews annually for additional one year terms unless terminated upon 90 days advance notice by either party.

Regulatory Matters.

     The Company has not yet begun to produce oil and gas. However the information below regarding existing and potential regulation of oil and gas exploration, development and production summarizes various laws and regulations that do or may in the future affect the activities of the Company if it is successful in developing and producing oil and gas. The exploration, production and transportation of all types of hydrocarbons is subject to significant governmental regulations. Our operations may in the future also be affected in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production operations and economics are, or in the past have been, affected by industry specific price controls, taxes, conservation, safety, environmental and other laws relating to the petroleum industry, and by changes in such laws and by constantly changing administrative regulations.

Exploration, Development and Production. If the Company is successful in conducting exploration activities and is successful in producing oil and gas, its operations will or may be subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring the operator of oil and gas properties to possess permits for the drilling and development of wells, to post bonds in connection with various types of activities, and to file reports concerning operations. Most states, including Montana and Wyoming, where the Company’s properties are located, and some counties and municipalities, regulate one or more of the following:

the location of wells;

the method of developing and casing wells;

the surface use and restoration of properties upon which wells are drilled;

the plugging and abandoning of wells; and

notice to surface owners and other third parties.

     Some states, including Wyoming and Montana, regulate the size and shape of development and spacing units or pro-ration units for oil and gas properties. Some states allow forced pooling or unitization of tracts to facilitate exploitation while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws which establish maximum allowable rates of production from gas and oil wells, generally prohibit the venting or flaring of gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of gas and oil that can be produced from wells or limit the number of wells or the locations at which these wells can be drilled. Moreover, each state, including Montana and Wyoming, generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids ("NGLs") within its jurisdiction.

     The failure to comply with these rules and regulations can result in substantial penalties, including lease suspension. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect us.

Regulation of Transportation and Sale of Natural Gas. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, as amended (“NGA”), the Natural Gas Policy Act of 1978, as amended (“NGPA”), and regulations promulgated there under by the Federal Energy Regulatory Commission (“FERC”) and its predecessors. In the past, the federal government has regulated the prices at which natural gas could be sold. Deregulation of wellhead natural gas sales began with the enactment of the NGPA. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, as amended (“the Decontrol Act”). The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993. While sales by producers of natural gas can currently be made at unregulated market prices, Congress could reenact price controls in the future.

     The Energy Policy Act of 2005 (“EP Act 2005”), gave FERC increased oversight and penalty authority regarding market manipulation and enforcement. EP Act 2005 amended the NGA to prohibit market manipulation and also amended the NGA and the NGPA to increase civil and criminal penalties for any violations of the NGA, NGPA and any rules, regulations or orders of FERC to up to $1,000,000 per day, per violation. In addition, FERC issued a final rule effective January 26, 2006, regarding market manipulation, which makes it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to FERC jurisdiction, to defraud, make an untrue statement, or omit a material fact or engage in any practice, act, or course of business that operates or would operate as a fraud. This final rule works together with FERC's enhanced penalty authority to provide increased oversight of the natural gas marketplace.

     The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers, in the event we are able to produce and sell oil and gas.

     Generally, intrastate natural gas transportation is subject to regulation by state regulatory agencies, although FERC does regulate the rates, terms, and conditions of service provided by intrastate pipelines that transport gas subject to FERC's NGA jurisdiction pursuant to Section 311 of the NGPA. The basis for state regulation of intrastate natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in Montana, Wyoming and any other states in which we may operate and ship natural gas on an intrastate basis will not affect our operations in any way that is materially different from the effect of such from the effect thereof on our competitors.

Regulation of Transportation of Oil. Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. The transportation of oil in common carrier pipelines is subject to rate regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil that allowed for an increase or decrease in the cost of transporting oil to the purchaser. A review of these regulations by FERC in 2000 was successfully challenged on appeal by an association of oil pipelines. On remand, FERC, in February 2003, increased the index slightly, effective July 2001. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions, including those in Wyoming and Montana. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is materially different from the effect of such regulation on our competitors.

     Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines' published tariffs. Accordingly, if we are able to produce oil and gas for sale, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Environmental Matters. Oil and gas operations are subject to numerous federal, state and local laws and regulations controlling the generation, use, storage and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may, among other things:

require the acquisition of a permit or other authorization before construction or drilling commences;

restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production, and natural gas processing activities;

suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, areas inhabited by endangered or threatened species, and other protected areas;

require remedial measures to mitigate pollution from historical and on-going operations such as the use of pits and plugging of abandoned wells;

restrict injection of liquids into subsurface strata that may contaminate groundwater; and

impose substantial liabilities for pollution resulting from our operations.

     Our management believes that we are in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws. Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on our properties as well as the oil and gas industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

     We are not currently involved in any administrative, judicial or legal proceedings arising under federal, state, or local environmental protection laws and regulations, or under federal or state common law, which would have a material adverse effect on our financial position or results of operations. However, a serious incident of pollution may result in the suspension or cessation of operations in the affected area.

Title to Properties.      As is customary in the oil and gas industry, we make only a cursory review of title to undeveloped oil and gas leases at the time we acquire them. However, before drilling commences, we require a thorough title search to be conducted, and any material defects in title are remedied prior to the time actual drilling of a well begins. To the extent title opinions or other investigations reflect title defects, we, rather than the seller/lessor of the undeveloped property, are typically obligated to cure any title defect at our expense. If we were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, we could suffer a loss of our entire investment in the property. We believe that we have good title to our properties, some of which are subject to immaterial encumbrances, easements and restrictions. The oil and gas properties we own are also typically subject to royalty and other similar non-cost bearing interests customary in the industry. We do not believe that any of these encumbrances or burdens will materially affect our ownership or use of our properties.

Competition.      We operate in a highly competitive environment. The principal resources necessary for the exploration and production of oil and gas are leasehold prospects under which oil and gas reserves may be discovered, drilling rigs and related equipment to explore for such reserves, and knowledgeable personnel to conduct all phases of oil and gas operations. We must compete for such resources with both major oil and gas companies and independent operators. Many of these competitors have financial and other resources substantially greater than ours. Although we believe our current operating and financial resources are adequate to preclude any significant disruption of our operations in the immediate future, we cannot assure that such materials and resources will be available to us.

Employees.      We are an exploration stage company and currently employ only our four officers. We intend to hire additional employees on an as needed basis.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

     Information in this annual report contains forward-looking statements. These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward looking terminology such as “may”, “will”, “expect”, “intend”, “project”, “estimate”, anticipate”, “believe”, or “continue” or the negative thereof or similar terminology. They include statements regarding our:

financial position;
business strategy;
budgets;
amount, nature and timing of capital expenditures;
operating costs and other expenses;
cash flow and anticipated liquidity;
future operating results;
drilling of wells;
acquisition and development of oil and gas properties;
timing and amount of future production of natural gas and oil;
competition and regulation; and
plans, objectives and expectations.

     Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under “Risk Factors” and include:

delays in obtaining permits;
uncertainties in the availability of distribution facilities for our natural gas;
general economic conditions;
natural gas and oil price volatility;
the fluctuation in the demand for natural gas and oil;
uncertainties in the projection of future rates of production and timing of development expenditures;
operating hazards attendant to the natural gas business;
climatic conditions;
the risks associated with exploration;
our ability to generate sufficient cash flow to operate;
availability of capital;
the strength and financial resources of our competitors;
down-hole drilling and completion risks that are generally not recoverable from third parties or insurance;
environmental risks;
regulatory developments;
potential mechanical failure or under performance;
availability and cost of services, material and equipment;
our ability to find and retain skilled personnel;
the lack of liquidity of our common stock; and
our ability to eliminate any material weakness in our internal controls over financial reporting.

     Any of the factors listed above and other factors contained in this annual report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations.

     When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this annual report. Our forward-looking statements speak only as of the date made.

RISK FACTORS

     Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Some information in this Form 10-K may contain "forward-looking" statements that discuss future expectations of our financial condition and results of operation. Any of the factors listed below and other factors contained in this annual report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations.

  We are a newly formed company and have never made a profit and may not be profitable in the future. Our auditors have included an additional explanatory paragraph in their report which indicates substantial doubt on our ability to continue as a going concern. The Company was formed in May, 2007, has never been profitable and may never be profitable.

  We have substantial capital requirements necessary for undeveloped properties for which we may not be able to obtain adequate financing. All of our oil and gas prospects are undeveloped. Recovery of any revenues from our prospects will require significant capital expenditures. Further, any future issuances of equity securities to raise capital would likely result in dilution to our then existing shareholders and incurring additional indebtedness would result in increased interest expense and debt service charges.

  We face significant competition, and many of our competitors have resources in excess of our available resources. The oil and gas industry is highly competitive. We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of properties.

  Exploratory drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of available cash. Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. Our operations are also subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, bore hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. We intend to participate in any insurance coverage maintained by operators, although there can be no assurances that such coverage will be sufficient to cover any such losses.

  Oil and natural gas prices fluctuate widely and low prices could have a material adverse impact on our business and financial results. In the event we produce oil and gas, our operations will likely be subject to volatility in prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control.

  Our business may suffer if we lose key personnel. We depend to a large extent on the services of our existing officers and directors. The loss of the services of any of them may have a material adverse effect on our operations. We have not entered into any employment contracts with our executive officers and have not obtained key person life insurance on them.

  The liquidity, market price and volume of our stock are volatile. Our common stock is expected to be traded on the FINRA OTC Bulletin Board. The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, if our common stock is not traded on a suitable trading market. There is presently no public market for our common stock and it is likely that any market that develops for our common stock will be highly volatile and that the trading volume in such market will be limited.

  Our stock is subject to certain penny stock rules. The trading price of our common stock is expected to be below $5.00 per share, and as such will be subject to the requirements of certain rules under the Exchange Act which require additional disclosure by broker-dealers in connection with any trades. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock.

  We do not intend to declare dividends in the foreseeable future. Our Board of Directors presently intends to retain any earnings for the development of our business. We therefore do not anticipate the distribution of cash dividends in the foreseeable future. Any future decision of our Board of Directors to pay cash dividends will depend, among other factors, upon our earnings, financial position and cash requirements.

  We are subject to various governmental regulations which may cause us to incur substantial costs. Our operations are or could be affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. These include permitting requirements, environmental clean up and compliance, taxes and other laws that may adversely affect any revenues or profits of the Company.

Risks Associated With Our Securities:

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

     Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated there under which impose additional sales practice requirements on brokers/dealers who sell our securities in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

FINRA sales practice requirements may limit a stockholders ability to buy and sell our stock.

     The FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

There is no public trading market for our common stock because we are not currently listed on an exchange, so you may not be able to resell your stock.

     The company applied to the FINRA OTC Bulletin Board for a trading symbol on April 3, 2008. To date the company has not received a symbol and is not trading publically.

We have not paid cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future.

     We have not previously paid dividends on our common stock and we do not anticipate doing so in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors may only see a return on their investment if the value of our securities appreciates.

ITEM 2.   DESCRIPTION OF PROPERTY.

Oil and Gas Prospects. The Company presently owns an interest in approximately 180 leases of oil and gas prospects located in Montana and Wyoming. These leases cover approximately 94,117 gross acres. Most of the state leases carry an initial term of 5 or 10 years and have no renewal provisions. The Company has a working interest in the leases. These leases are more fully described below:

	Gross	Net Mineral	Remaining
State of Montana-Leases	Acreage	Acreage	Term
Custer County, MT	10,160.000	10,080.320	8 yr
Powder River County, MT	13,553.790	13,553.790	8 yr
Rosebud County, MT	36,673.270	36,673.270	8 yr

Totals	60,387.060	60,307.380

Leases-Indiv. & Entities
(fee) (Montana)
Powder River County, MT	2,439.530	1,219.710	3 yr
Powder River County, MT	5,111.180	4,691.180	3 yr
Powder River County, MT	4,552.010	1,582.190	3 yr
Rosebud County, MT	14,731.500	7,845.780	3 yr
Rosebud County, MT	238.700	14.920	3 yr

Totals	27,072.920	15,353.780

Wyoming-Leases
WY State Leases Sheridan
County, WY	407.920	407.920	4 yr
Indiv.-Entity Leases Sheridan
County, WY	6,249.289	1,056.040	1-2 yrs

Total acres	6,657.209	1,463.960

     Landowners and former lessees of the foregoing leases have retained royalty interests in the properties that range from approximately 16% to 25%. The Net Mineral Acreage shown in the second column, represents the net mineral acreage ownership the Company has in leases based on initial title work. If the Company decides to develop these leases, it may be required to obtain additional mineral acreage. In addition, the Company will need to establish an operator of the working interests for any potential project.

     Effective December 31, 2007, the Company entered into a Purchase and Sale Agreement with Cedar Resources Corporation of Gillette, Wyoming. Pursuant to the agreement, the Company sold and Cedar Resources purchased 50% of the company’s right title and interest in certain oil and gas leases and appurtenant rights and records in our Wyoming properties for $185,265. Pursuant to the agreement, the parties entered into a Joint Operating Agreement for the properties and Cedar Resources will become the operator.

     The Company has no productive wells and no known or proven oil or gas reserves. The Company has not engaged in any drilling activity since its organization on May 1, 2007.

Offices.      Our principal executive office is located at 201 W. Lakeway, Suite 1000, Gillette, Wyoming 82718. Our telephone number is (307) 685-3122. We also maintain an administrative office in Parker, CO at 12164 Elton Way, Parker, Colorado, 80138. The telephone number is 303-358-3840. We believe that our current office space and facilities are sufficient to meet our present needs, and we do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3.    LEGAL PROCEEDINGS

     The Company is not presently a party to any legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fiscal year ended February 29, 2008, there were no matters submitted to a vote of the Company's stockholders.

ITEM 5.    MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

PART II

     Our shares will be traded on the FINRA OTC Bulletin Board when a symbol has been given to the Company. The Company applied for a trading symbol on April 3, 2008. As of February 29, 2008, we had 15,000,000 shares of our common stock issued and outstanding. We estimate that we have approximately 170 beneficial shareholders as of May 29, 2008, excluding those shares held in street name. We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities. The following table sets forth the names and Units purchased for recent sales of unregistered securities by the Company. All Units shown below were sold for $.05 each and consisted of one share of common stock and one warrant to purchase a half share of common stock. See also Certain Transactions for a description of recent sales of unregistered securities to insiders of the Company on the same basis. These sales of restricted securities were made in reliance upon Regulation S and Section 4(2) of the Securities Act of 1933.

Name	Total number of Units purchased
Barrett, Timothy	250,000
Batell Investment Ltd.	50,000
Burney, Nigel	25,000
EMEA Trade Ltd. [5]	750,000
Girling, Andrew	25,000
Goritsa, Anna	500,000
Goodale, Robert	250,000
Hill-Moody, Myee	25,000
Korpan, Jerry	25,000

Lacitinola, Linda	75,000
Ladner Rose Investments Ltd.[6]	600,000
Lowe, William	125,000
Murphy, Raymond	250,000
Nurse, Bruce	50,000
Papdimas, Georgios	400,000
Papasachinis, Anastasios	500,000
Peck, Keith L.	50,000
Puetter, Marcel	100,000
Saunders, Robert	25,000
Saunders, Ryan	25,000
Schaefer, Coalton	500,000
Smith, Warwick	25,000
Staude, Laura	25,000
Stockdale Trust	250,000
Williams, Andrew	100,000

TOTALS	5,000,000

5EMEA Trade Ltd. Is owned and controlled by Dass Treuhand who exercises sole voting and dispositive control over the shares.

6Ladner Rose Investments Ltd. Is owned and controlled by David Elliot and David Shepherd who exercise sole voting and dispositive control over the shares.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

     This section of this Form 10-K includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-K. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of operation.

     During the period from inception (May 1, 2007) through February 29, 2008, the Company purchased mineral leases and paid delay rentals in the amount of $137,180, received proceeds of $80,856 for a refund of deposits on leasehold purchases and sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company received gross proceeds of $22,968 on the sale, and retained a two percent overriding royalty interest on the transferred leasehold interest. The Company also sold 50% of its interest in its Wyoming holdings (see “Properties”). Our remaining oil and gas leasehold interests consist of approximately 77,125 undeveloped net mineral acres in the Powder River Basin of Montana and Wyoming.

     During June 2007, we sold a private placement of 5,000,000 units of restricted common stock and warrants of Sterling at $.05 each. Each unit consists of one (1) share of Sterling common stock and one (1) warrant, each exercisable for half (1/2) a share of Sterling common stock at $.25 per share. The company received cash of $250,000 and recorded offering cost of $790. The Purchase Agreement for the units committed the company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement. The company filed an S-1 (then SB-2) registration statement on December 12, 2007, which was declared effective March 14, 2008. This S-1 registration included an additional 10,000,000 registered shares for sale by the Company. To date the Company has not sold any of the additional registered shares pursuant to the offering.

     The Company has sold certain oil and gas rights, entered a joint venture agreement for the properties and retained an independent consultant to advise it regarding exploration of other properties. See “Undeveloped Oil and Gas Properties, Leasehold Interests.” We may conduct our own field tests or exploration on one or more of our properties in Montana to determine the appropriate structure for possible development. It is estimated that these projects will range in size from $1,000,000 to $2,500.000 each and will be funded from the sale of the additional stock through the Company’s public offering. However, to the extent funding is not available from the offering, future development will be dependant on obtaining additional funding. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

     There is no historical financial information about our current operations upon which to base an evaluation of our performance. We are in exploration stage of operations and have not generated any revenues from current operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, the possibility that there is a lack of market for our products, and possible cost overruns due to price and cost increases in services and products.

Results of operations.

Inception (May 1, 2007) through February 29, 2008. During the period from inception (May 1, 2007) through February 29, 2008, we reported a net loss of $740,320, which includes $60,000 of compensation costs and $571,000 of non-cash impairment expense. Our other general and administrative costs were $19,221 for the period from inception (May 1, 2007) through February 29, 2008. We had $39,125 in fees for consulting services, which included $30,800 of non cash expense for contributed services from Big Cat Energy, and $56,840 of professional fees for the period from inception (May 1, 2007) through February 29, 2008. These costs were primarily related to the registration of company stock and other legal requirements.

     During the period from inception (May 1, 2007) through February 29, 2008, the Company purchased mineral leases and paid delay rentals in the amount of $137,180, received proceeds of $80,856 for a refund of deposits on leasehold purchases and sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company also received gross proceeds of $22,968, and retained a two percent overriding royalty interest on the transferred leasehold interest. The Company entered into a Purchase and Sale Agreement with Cedar Resources Corporation of Gillette, Wyoming on December 31, 2007.

Pursuant to the agreement, the Company sold and Cedar Resources purchased 50% of the company’s right title and interest in certain oil and gas leases and appurtenant rights and records for $185,265. Said amount was recorded against our mineral interests and no gain was recognized.

Liquidity and Capital Resources

     For the period from inception (May1, 2007) through February 29, 2008, we used cash from operations of $109,027. Cash used in operations was primarily a result of our net loss of $740,320, offset by non-cash charges for impairment expense of $571,000 and non-cash expense for contributed consulting services of $30,800.

     We also used $133,757 cash flow from investing activities, primarily from the purchase of unevaluated oil and gas properties for $137,180, offset by proceeds from the sale of properties and a refund of a deposit on an oil and gas lease. These combined for $289,089. We also invested $285,666 into short term investments

     Cash flow from financing totaled $249,210 and represents net cash received from our private placement.

     As of February 29, 2008, we had working capital of approximately $262,599 and although it is uncertain how long these monies will fund operations, we expect them to be sufficient for approximately six months. Therefore, we may seek additional sources of capital for the coming year. On June 8, 2007, we completed a private placement of securities and raised gross proceeds of $250,000. We sold a total of 5,000,000 units of common stock to twenty five investors at $.05 per unit, each unit consisting of one share of common stock and a warrant to purchase one-half share of common stock. We issued the foregoing 5,000,000 units as restricted securities pursuant to the exemptions from registration contained in Regulation S of the Securities Act of 1933 and section 4(2) of the Securities Act of 1933. As of the date of this report, we have yet to generate revenues from our current business operations. The Company owns approximately 180 operating leases of oil and gas prospects.

Critical Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of any oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions it believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable.

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and exploration of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. Generally, any such sale of unevaluated properties will also be recognized on a cost recovery basis with no gain or loss.

As of February 29, 2008, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned The unevaluated properties are assessed annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

After completion of the Company’s impairment assessment the Company determined that its holdings in Montana, primarily in Rosebud and Custer Counties, are subject to impairment. As a result the Company has recorded a non-cash impairment expense of $571,000 for the year ending February 29 2008.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. Total well costs, if and when drilled, will be transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of deferred income taxes (full cost pool), may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized, if any. Should the full cost pool exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. However, subsequent commodity price increases may be utilized to reduce or eliminate any impairment.

The unevaluated oil and gas properties were initially recorded at the historical cost basis, based on cash paid by Big Cat Energy Corporation.

Risks and Uncertainties

     Historically, oil and gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in prices received could have a significant impact on future results.

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The implementation of FAS 159 is not expected to have a material impact on our results of operations or financial position.

     In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for our fiscal year commencing May 1, 2009. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 141(R) on our results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our fiscal year commencing May 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial condition.

     In March 2008, the FASB issues SFAS no. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The implementation of SFAS 161 is not expected to have a material impact on our results of operations or financial position.

Off Balance Sheet Arrangements

     None.

ITEM 8.     FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Sterling Oil & Gas Company
Gillette, Wyoming

We have audited the balance sheet of Sterling Oil & Gas Company (a exploration stage company) as of February 29, 2008, and the related statements of operations, changes in shareholders’ equity, and cash flows for the period May 1, 2007 (inception) through February 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Oil & Gas Company as of February 29, 2008, and the results of its operations and its cash flows for the period ended May 1, 2007 (inception) through February 29, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue and has incurred substantial losses from operations and is in the exploration stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HEIN & ASSOCIATES LLP

Denver, Colorado
May 27, 2008

F–1

Sterling Oil & Gas Company
(An Exploration Stage Company)
Balance Sheet
February 29

Assets	2008
Current assets:
Cash	$6,426
Short term investments	285,666
Total current assets	292,092

Oil and gas properties-unevaluated properties, full cost method (net of impairment of $571,000)	1,071,322

Total Assets	$1,363,414

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	29,493
Total current liabilities	29,493

Commitments and Contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.00001 par value; 100,000,000 shares authorized, 0 shares
issued and outstanding	0

Common stock, $.00001 par value; 100,000,000 shares authorized,
15,000,000 shares issued and outstanding	150
Additional paid-in capital	2,074,091
Deficit accumulated during exploration stage	(740,320)

Total shareholders’ equity	1,333,921

Total liabilities and shareholders’ equity	$1,363,414

See accompanying notes to financial statements

Sterling Oil & Gas Company
(An Exploration Stage Company)
Statements of Operations
From Inception (May 1, 2007) through February 29, 2008

From Inception
(May 1, 2007)
through
February 29,
2008
Revenues	$0

Costs and expenses:
Personnel costs	60,000
Consulting services	39,125
Professional fees	56,840
Impairment-unevaluated properties	571,000
Other general and administrative expenses	19,220

Operating Loss	(746,185)

Other Income (Expense)
Interest income	5,865

Net Loss	$(740,320)

Basic and dilutive loss per share	$(0.05)

Weighted average common shares outstanding	13,776,230

See accompanying notes to financial statements

Sterling Oil & Gas Company
(An Exploration Stage Company)
Statements of Cash Flows

From Inception
(May 1, 2007)
through
February 29,
2008

Cash Flows From Operating Activities:
Net Loss	$(740,320)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed services	30,800
Impairment -unevaluated properties	571,000
Changes in operating assets and liabilities:
Payables	29,493
Net cash used in operating activities	$(109,027)

Cash flows from investing activities:
Purchase of unproved oil and gas properties	(137,180)
Refund of deposit	80,856
Sale of unproved oil and gas properties	208,233
Investment securities purchased	(338,156)
Investment securities sold	52,490
Net cash used in investing activities	(133,757)

Cash flows from financing activities:
Proceeds from the sale of common stock	250,000
Payments for offering costs	(790)
Net cash provided from financing activities	249,210

Net Increase in cash and cash equivalents	6,426
Cash and cash equivalents:
Beginning of period	0

End of period	$6,426

Noncash investing and financing transaction:
Transfer of oil and gas properties from Big Cat for common stock	$1,794,231

See accompanying notes to financial statements

F -4

Sterling Oil & Gas Company
(An Exploration Stage Company)
Statements of Changes in Shareholders’ Equity

	Common	Additional
	Stock	Paid –in	Deficit
	Shares	Capital	Accumulated	Total

Balance Inception (May 1, 2007)	$0	$0	$0	$0	$0

Issuance of common stock for properties
transferred from Big Cat at inception, 5/1/07,	10,000,00
$.1794 per share	0	100	1,794,131	0	1,794,231
Private Placement June 2007 through July
2007 $.05 per unit	5,000,000	50	249,950	0	250,000
Other costs-contributed service	0	0	30,800	0	30,800
Other costs-issuance fees	0	0	(790)	0	(790)
Net loss	0	0		$(740,320)	(740,320)

Balance at February 29,2008	15,000,000	$150	$2,074,091	$(740,320)	$1,333,921

See accompanying notes to financial statements

1.	ORGANIZATION AND NATURE OF OPERATIONS:

Description of Operations

Sterling Oil & Gas Company is an independent energy company engaged in the exploration, development, and acquisition of natural gas and crude oil in the western United States. On May 1, 2007, Big Cat Energy Corporation formed a subsidiary, Sterling Oil & Gas Company (“Sterling”). Big Cat transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs, in return for 10 million shares of Sterling restricted common stock.

The Company is in the exploration stage in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 7. The Company has been in the exploration stage since inception and has yet to enter revenue-producing operations. Activities since its inception have primarily involved organization and development of the Company. The company’s inception date is May 1, 2007 therefore the financial results for the inception to date and for the ten months ended February 29, 2008 are the same amounts.

2.	LIQUIDITY:

Going Concern

As of February 29, 2008, the Company had working capital of approximately $262,599 and stockholders’ equity of $1,333,921. Sterling has relied upon outside investor funds to maintain its operations and develop its business. Sterling’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company and there is substantial doubt about the ability of the Company to continue as a going concern.

Sterling’s ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by increasing revenue and achieving profitable operations. The Company can offer no assurance that it will be successful in its efforts to raise additional proceeds or achieve profitable operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business, and no adjustments have been made as a result of this uncertainty.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of any oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions it believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less. The Company may have cash in banks in excess of federally insured amounts.

Concentrations of Credit Risk

The Company’s cash equivalents and short-term investments are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions.

Short-Term Investments and Marketable Securities

The Company has purchased unsecured commercial paper (floating rate demand notes) of Ford Motor Credit Company, which is classified as trading securities. These securities are stated at fair value based on interest rates that approximate market rates and the short term maturity of the notes. The income earned on these investments is included in interest income in the accompanying financial statements.

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and exploration of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. Generally, any such sale of unevaluated properties will also be recognized on a cost recovery basis with no gain or loss.

As of February 29, 2008, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned. Unevaluated properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

After completion of the Company’s impairment assessment, the Company determined that some of its holdings in Montana, primarily in Rosebud and Custer Counties, are subject to impairment. As a result the Company has recorded a non-cash impairment expense of $571,000 for the year ending February 29 2008.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. Total well costs, if and when drilled, will be transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of deferred income taxes (full cost pool), may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized, if any. Should the full cost pool exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. However, subsequent commodity price increases may be utilized to reduce or eliminate any impairment.

The unevaluated oil and gas properties were initially recorded at the historical cost basis, based on cash paid by Big Cat Energy Corporation.

Asset Retirement Obligations

The Company will follow the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations at such time it acquires or drills oil and gas wells. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties will be recorded when incurred, generally upon acquisition or completion of a well. The net estimated costs will be discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs will be capitalized as part of the related asset. The asset will be depleted on the units-of-production method on a field-by-field basis. The associated liability will be classified in other long-term liabilities in the accompanying balance sheets. The liability will be periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense will be recorded as a component of depreciation, depletion and amortization expense in the accompanying statements of operations. As of February 29, 2008, the Company has no ARO obligation.

Income Taxes

Income taxes are accounted for by recognizing deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax basis of assets, liabilities and carryforwards. Deferred tax assets are recognized for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefit which, more likely than not, are not expected to be realized.

We follow the provisions of FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at February 29, 2008.

Risks and Uncertainties

Historically, oil and gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in prices received could have a significant impact on future results.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Contingently issuable shares are included in the computation of basic net income (loss) per share when the related conditions are satisfied. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

As of February 29, 2008 the Company had 15,000,000 shares of common stock outstanding. At February 29, 2008, warrants for the purchase of 2,500,000 shares were excluded from the calculation of diluted earnings per share, due to the fact that they were anti-dilutive.

Other Comprehensive Income

The Company does not have any material items of other comprehensive income for the year ended February 29, 2008. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The implementation of FAS 159 is not expected to have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for our fiscal year commencing May 1, 2009. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 141(R) on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for our fiscal year commencing May 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial condition.

In March 2008, the FASB issues SFAS no. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The implementation of SFAS 161 is not expected to have a material impact on our results of operations or financial position.

4.	OIL AND GAS PROPERTY ACQUISITIONS:

Costs directly associated with the acquisition and exploration of unevaluated properties are excluded from the full cost amortization pool, until they are evaluated. The Company acquired various unproven oil and gas leases in Montana and Wyoming from Big Cat Energy, May 1, 2007.

During the period from inception (May 1, 2007) through February 29, 2008, the Company purchased mineral leases and paid delay rentals in the amount of $137,180, received proceeds of $80,856 for a refund of deposits on leasehold purchases and sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company received gross proceeds of $22,968, and retained a two percent overriding royalty interest on the transferred leasehold interest. The company entered into a joint venture in December 2007 in which it sold 50% interest in it Wyoming leases for $185,265 and the Company retained a 50% working interest in the leases. The preceding transactions were applied to the carrying value of the assets on the company’s books under the full cost value method of accounting. The properties were acquired by the Company’s previous parent company in June/July 2006.

5.	Related Party Transactions:

During the period from inception (May 1, 2007) through December 31, 2007, certain officers of Big Cat Energy performed part time management duties for the Company. The Company did not pay for these services, however, the Company recorded the services at a fair market value as consulting fees and additional paid in capital.

On May 1, 2007, Big Cat Energy Corporation formed a subsidiary, Sterling Oil & Gas Company (“Sterling”). Big Cat transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs, in return for 10 million shares of Sterling restricted common stock. See Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Change in Control.

6.	SHAREHOLDERS’ EQUITY:

On May 1, 2007, Big Cat Energy Corporation formed, Sterling Oil & Gas Company (“Sterling”) as a wholly owned subsidiary. In connection with the organization, Big Cat transferred to Sterling its unevaluated oil and gas properties, consisting of various mineral leases and related costs, in return for 10 million shares of Sterling common stock. The properties were recorded using the predecessor basis, full cost method value of $1,794,231.

During June 2007, Sterling sold shares of its restricted common stock through a private placement of 5,000,000 units. Each unit consists of one (1) share of Sterling restricted common stock at $.05 per share and one (1) warrant for half (1/2) a share of Sterling common stock at $.25 per warrant. The company received cash of $250,000 and recorded offering cost of $790. The Purchase Agreement for the units committed Sterling to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement. The company filed an S-1 registration statement on December 12, 2007.

7.	INCOME TAXES:

	Deferred tax assets (liabilities) are comprised of the following:
		February
		29,
		2008

	Deferred tax assets:
	Net operating loss and credit carryforwards	$47,000
	Unevaluated oil & gas properties	208,000
	Total deferred tax assets	255,000
	Valuation allowance	(255,000)

		$–

	A reconciliation of our effective tax rate to the federal statutory tax rate of 35% is as follows:

		February
		29,
		2008

	Expected benefit at federal statutory rate	(35.0%)
	Permanent differences	1.46%
	State taxes net of federal benefit	(.96%)
	Change in valuation allowance	34.5%

		–

The federal net operating loss (NOL) carryforward of approximately $131,000 as of February 29, 2008 begins to expire in 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. We have not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized. Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

8.  COMMITMENTS AND CONTINGENCIES:

Environmental Issues– The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. If the Company acquires existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. Management believes its properties, all of which are currently unevaluated, are operated in conformity with local, state and federal regulations. No claim has been made, nor is the Company aware of any uninsured liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the small business issuer. The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation required by paragraph (b) of Section 240.13a -15 or 240.15d -15 of the Rules of the Securities Exchange Act of 1934, conducted as of the end of the period covered by this Annual Report on Form 10-K, that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) or 240.15d -15(e)) have functioned effectively. For purposes of this Item, the term disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Security and Exchange Commission for newly public companies.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a -15 or 240.15d -15 of the Rules of the Securities Exchange Act of 1934, that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

     None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age and position of each of our directors and executive officers is set forth below:

Name	Age	Position Held
Timothy G. Barritt	58	President, Principal Executive Officer, and Director
Richard G. Stockdale	64	Director and Vice President
Raymond P. Murphy	49	Director and Chief Operation Officer, Vice President
Richard Stifel	61	Secretary, Principal Financial Officer

Our directors serve until our next annual meeting of the stockholders or until resignation if earlier. The Board of Directors appoints the officers and their terms of office are at the discretion of the Board of Directors.

Timothy G. Barritt - President, Principal Executive Officer, and Director. On May 12, 2007, Timothy Barritt was appointed to our board of directors. Mr. Barritt was also appointed president and principal executive officer. Since 1996, Mr. Barritt has owned and operated TYVO, LLC which operates three portable drilling rigs in the methane industry as well as in the water industry. Since July 2005, Mr. Barritt has been a partner in TDR Group, LLC a Wyoming Limited Liability corporation which sold its assets in the transaction described above. He is a director of Big Cat Energy Corporation, a publicly held affiliate of the Company.

Richard G. Stockdale – Director, Vice President and Treasurer. Since February 17, 2006, Mr. Stockdale has been a member of the board of directors of Big Cat Energy Corporation, a publicly held affiliate of the Company and since August 30, 2006, Mr. Stockdale has been Vice President of Big Cat. Since November 2002, Mr. Stockdale has also owned and operated Stockdale Consulting, LLC, which is engaged in the business of hydro-geologic investigations, water well design, drilling supervision, well development techniques, pump testing, water analysis, compilation of data, and publishing reports. From January 2001 to March 2003, Mr. Stockdale was the Deputy Wyoming State Engineer. Since July, 2005, Mr. Stockdale has been a partner in TDR Group, LLC a Wyoming limited liability company.

Raymond P. Murphy – Vice President, Chief Operating Officer and Director. Since February 17, 2006, Mr. Murphy has been secretary and a member of the board of directors of Big Cat Energy Corporation, a publicly held affiliate of the Company and since August 30, 2006, Mr. Murphy has been Chief Operating Officer of Big Cat. Since January 2003, Mr. Murphy has been an independent consulting oil and gas geologist in Phoenix Arizona. Since July 2005, Mr. Murphy has also been a partner in TDR Group, LLC a Wyoming limited liability company. From December 1999 to November 2002, Mr. Murphy was a regulatory specialist/geo-hydrologist for Williams Production RMT Company, Gillette, Wyoming responsible for permitting, reporting and compliance of byproduct water from coal bed methane operations. Mr. Murphy holds a Bachelor of Science degree in geology and biology from Chadron State College, Chardon, Nebraska.

Richard G. Stifel - Principal Financial Officer and Secretary. Mr. Stifel was appointed as Chief Financial officer of the Company in September, 2007. From February 2007 until September 2007, he was President and CFO of RGS Resources, LLC of Denver, Colorado. He was also President of RGS from June, 2001 until December 2004. From January 2005 until February 2007, he was the Market Leader and consultant for the Siegfried Group of Wilmington, Delaware. From April 1995 until June 2001, he was CFO for MSI Technologies of Denver, Colorado. From December 1990 until April 1995, he was CFO and Secretary of Horizon Resources Corp., a publicly held company of Golden, Colorado. From June 1988 until December 1990, he was the Western Region Finance Officer for the Alert Centre, Denver, Colorado. He obtained his BSBA from Colorado State University in 1969.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and shareholders holding greater than ten percent are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended February 29, 2008, and thereafter, all Section 16(a) filing requirements applicable to officers, directors and shareholders holding greater than ten percent were timely met.

Code of Ethics. The Company has adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics will be furnished upon request without charge.

Board of Director’s Meetings and Attendance at Shareholder Meetings. The Company does not have nominating, compensation or audit committees of the Board. The full board conducts the function of an audit committee. There were 5 meetings of the Board of Directors held during the last fiscal year. All members of the board were in attendance at the meetings. The Company expects all directors to be in attendance at shareholder meetings and attempts to schedule meetings at a time when all directors will be able to attend, however conflicting schedules, may on occasion preclude attendance at shareholder meetings.

Audit Committee and Charter. The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. However, the board of directors believes that all members of its board are financially literate and experienced in business matters, and that one or more members of the board are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Nominating Committee. The full board of directors of the Company functions as a nominating committee to select potential additional directors of the Company. The board has not specifically designated a separate nominating committee because all members of the board of directors desire to be involved in the selection of any new director. The board does not have a specific charter to govern its actions as a nominating committee, nor are any members of the board “independent”. Due to the relatively small size of the Company, the risks associated with service on the board of a public company and the limited compensation available to such directors, the Company considers it unlikely that a qualified person would serve on the board that was truly independent. However, the board’s unwritten policy for consideration of potential members of the board nominated by shareholders is to seriously consider any potential board member that has personal relationships and/or expertise that might be beneficial to the Company’s business. The Company has in the past and expects to continue in the future to be interested in discussions with persons interested in the Company’s business and able to make a significant contribution to the success of the Company. Shareholders that desire to introduce persons to the Company’s board of directors should contact Timothy Barritt, Principal Executive Officier and Director with any suggestions or recommendations for director. He may be reached through the Company’s office telephone 307-682-3155 during regular business hours. A copy of the resume of any candidates should be submitted with the inquiry.

     At the present time, the Company is not actively searching for additional members of the board, however members of the board are interested in meeting qualified persons. Qualified persons normally would be persons that have professional or technical experience in the oil and gas industry. The Company is especially interested in persons with fund raising contacts or technology development contacts. Generally, shareholder nominees would be evaluated in the same manner as any other nominee. The current directors were each originally selected as directors upon organization of the Company.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our officers and directors since inception (May 1, 2007) through February 29, 2008, our first fiscal year end. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other		Securities		All Other
				Annual	Restricted	Underlying		Compens-
				Compen-	Stock	Options/	LTIP	ation
Name and Principal	Fiscal	Salary	Bonus	sation	Award(s)	SARs	Payouts
Position [1]	Year	($)	($)	($)	($)	(#)	($)	($)
Timothy Barritt	2008	15,000	0	0	0	0	0	0
President & CEO	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

Raymond Murphy	2008	15,000	0	0	0	0	0	0
COO	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
Richard Stockdale	2008	15,000	0	0	0	0	0	0
Vice President &	2007	0	0	0	0	0	0	0
Treasurer	2006	0
Richard Stifel	2008	15,000	0	0	0	0	0	0
Secretary &	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

     All compensation received by the officers has been disclosed.

Compensation Committee and Interlocks and Insider Participation. The full board of directors of the Company functions as a compensation committee. The board has not specifically designated a separate compensation committee due to the relatively small size of the Company. The board does not have a specific charter to govern its actions as a compensation committee, nor are any members of the board “independent”. Due to the size of the Company, the risks associated with service on the board of a public company and the limited compensation available to such directors, the Company considers it unlikely that a qualified person would serve on the board that was truly independent.

Other Compensation. During the fiscal year ended February 29, 2008, there was no stock option plan in existence, nor any long-term incentive or compensation plans

Compensation of Outside Directors

     We did not currently have any outside directors

Indemnification. Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the total number of shares owned beneficially by each of our directors and executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares as of May 29, 2008. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares.

		Percentage
Name and Address		of
Beneficial Owner/ Promotor of the Company	Shares[1]	Shares
Timothy G. Barritt
201 W. Lakeway Suite 1000
Gillette, Wyoming 82718	1,248,634	8.3%

Ray Murphy
201 W. Lakeway Suite 1000
Gillette, Wyoming 82718	1,248,634	8.3%

Richard Stockdale[2]
201 W. Lakeway Suite 1000
Gillette, Wyoming 82718	1,248,634	8.3%

Richard G. Stifel
201 W. Lakeway Suite 1000
Gillette, Wyoming 82718	0	0

All officers and directors as a group (4 individuals)	3,745,902	25%

1 - does not consider warrants to purchase up to 125,000 shares held by each of Messrs Barritt, Murphy and Stockdale.

2 shares are held by the Richard G. Stockdale Revocable Trust dated 6/8/2007

Change in Control. Effective April 2, 2008, Big Cat Energy Corporation, the then 66.67% parent of the Company, spun off 10,000,000 shares of the Company it owned pro rata to its existing shareholders. The spin off may be deemed to be a change in control of the Company, although the present officers and directors of the Company will continue to be officers, directors and principal stockholders of both Big Cat and the Company. Pursunt to the spin off of the Sterling shares, Messrs. Barritt, Stockdale and Murphy each received 988,634 shares of Sterling common stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On May 1, 2007, Big Cat Energy Corporation formed a subsidiary, Sterling Oil & Gas Company (“Sterling”). Big Cat transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs, in return for 10 million shares of Sterling restricted common stock. See Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Change in Control.

     During the period from inception (May 1, 2007) through December 31, 2007, certain officers of Big Cat Energy performed part time management duties for the Company. The Company did not pay for these services, however, the Company recorded the services at a fair market value as consulting fees and additional paid in capital.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed since inception during the last partial fiscal year for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2008		$29,865.00	Hein & Associates LLP, Certified Public Accountants
2007	$	n/a	Hein & Associates LLP, Certified Public Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph were:

2008		$0.00	Hein & Associates LLP, Certified Public Accountants
2007	$	n/a	Hein & Associates LLP, Certified Public Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2008		$0.00	Hein & Associates LLP, Certified Public Accountants
2007	$	n/a	Hein & Associates LLP, Certified Public Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2008		$0.00	Hein & Associates LLP, Certified Public Accountants
2007	$	n/a	Hein & Associates LLP, Certified Public Accountants

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.     EXHIBITS.

           (1) Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheet as of February 29, 2008

Statements of Operations for the period from inception (May 1, 2007) to February 29, 2008

Statement of Cash Flows for the period from inception (May 1, 2007) to February 29, 2008

Statements of Changes in Shareholders’ Equity Notes to Financial Statements

          (3) Exhibits required by Item 601:

           Exhibit 14.1 Code of Ethics and Business Conduct for the Senior Executive Officer and Senior Financial Officers.

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-
14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-
14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of May, 2008.

Sterling Oil & Gas Company

BY:   TIMOTHY BARRITT
         Timothy Barritt, President and Principal
         Executive Officer

BY:   RICHARD G. STIFEL
         Richard G. Stifel, Principal Accounting Officer
         and Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

TIMOTHY BARRITT	President, Principal Executive Officer,	May 28, 2008
Timothy Barritt	and a member of the Board of Directors

RAYMOND MURPHY	Chief Operations Officer, and
Raymond Murphy	a member of the Board of Directors	May 28, 2008

RICHARD G. STOCKDALE	Treasurer, and a member of the	May 28, 2008
Richard G. Stockdale	Board of Directors