Form 10-Q
period 2008-05-31
Sterling Oil & Gas CO
filed 2008-07-15
CIK 1402273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ã QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 For the transition period from to
Commission file number: 000-52959

Sterling Oil & Gas Company
(Exact name of small business issuer as specified in its charter)

Nevada	20-8999059
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

201 W. Lakeway, Ste. 1000
Gillette, WY 82718
(Address of principal executive offices)

(307) 682-3155
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reportingcompany

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   ☐No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,000,000 shares of common stock, $.00001 par value and 0 shares of preferred stock, $.00001 par value as of July 15, 2008

		STERLING OIL & GAS COMPANY
		INDEX
			Page
PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS
		Consolidated Balance Sheets as of May 31, 2008 (Unaudited) and February 29,
		2008 (Audited)	3

		Statements of Operations for the three months ended
		May 31, 2008 and Inception (May 1, 2007) through May 31, 2007 and
		From Inception (May 1, 2007) through May 31, 2008(Unaudited)	4

		Statements of Cash Flows for the three months ended May 31, 2008 and
		Inception (May 31, 2007) through May 31, 2007
		And May 1, 2007 (inception) through May 31, 2008 (Unaudited)	5

		Notes to Unaudited Financial Statements	6

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of
		Operations	11

	ITEM 4T. CONTROLS AND PROCEDURES		15

PART II.	OTHER INFORMATION		16

	ITEM 1.	Legal Proceedings	16

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	ITEM 3.	Default Upon Senior Securities	16

	ITEM 4.	Submission of Matters to a Vote of Security Holders	16

	ITEM 5.	Other Information	16

	ITEM 6.	EXHIBITS	16

	SIGNATURES		17

ITEM 1. FINANCIAL STATEMENTS.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Balance Sheets

	May 31, 2008	February 29, 2008
Assets	(Unaudited)
Current assets:
Cash	$2,070	$6,426
Marketable securities	135,244	285,666
Total current assets	137,314	292,092

Oil and Gas Properties-Unevaluated Properties, full cost method (less $571,000 impairment)	1,077,862	1,071,322

Total Assets	$1,215,176	$1,363,414

Liabilities and Shareholders’ Equity

Accounts payable	$38,011	$29,493

Commitment and Contingencies (Notes 2 and 8)

Shareholders’ equity:
Preferred stock, $.00001 par value; 100,000,000 shares authorized, 0 shares
issued and outstanding	0	0

Common stock, $.00001 par value; 100,000,000 shares authorized,
15,000,000 shares issued and outstanding
at May 31, 2008 and February 29, 2008	150	150
Additional paid-in capital	2,074,091	2,074,091
Deficit accumulated during development stage	(897,076)	(740,320)

Total shareholders’ equity	1,177,165	1,333,921

Total Liabilities and Shareholders’ Equity	$1,215,176	$1,363,414

See accompanying notes to financial statement.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			May 1, 2007
	For the Three	Inception (May 1,	(Inception)
	Months ended	2007) through	Through
	May 31,	May 31,	May 31,
	2008	2007	2008
Revenues

Costs and expenses:
Personnel costs	106,060		171,936
Professional fees	40,300		136,265
Impairment expense			571,000
Other general and administrative expenses	12,496	152	25,840

Operating Loss	(158,856)	(152)	(905,041)

Other Income (Expense)
Interest income	2,100	1	7,965
Net Loss	(156,756)	(151)	(897,076)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average common shares outstanding	15,000,000	3,369,565

See accompanying notes to financial statement.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Inception	From Inception
		For the Three	(May 1, 2007)	(May 1, 2007)
		Months ended	through	through
		May 31,	May 31,	May 31,
		2008	2007	2008
Cash Flows From Operating Activities:
Net Loss		$(156,756)	$(151)	(897,076)
Adjustments to reconcile net loss to net cash used by
operating activities:
Contributed services				30,800
Impairment expense				571,000
Changes in operating assets and liabilities:
Accounts payable		8,518	--	38,011

Net cash used in
operating activities		(148,238)	(151)	(257,265)

Cash flows from investing activities:
Unevaluated oil and gas properties-purchases		(6,540)	(6,163)	(143,720)
Refund of purchase deposit				80,856
Undeveloped oil and gas properties-sales			22,968	208,233
Investment in marketable securities-purchase		(2,078)		(340,234)
Redemption of marketable securities		152,500	--	204,990
Net cash provided by
investing activities		143,882	16,805	10,125

Cash flows from financing activities:
Proceeds from the sale of common stock				250,000
Payments for offering costs				(790)
Proceed from related party advances			1,500
Net cash provided by
financing activities			1,500	249,210

Net Increase (Decrease) in cash and
cash equivalents		(4,356)	18,154	2,070

Cash and cash equivalents:
Beginning of period		6,426	0	0

End of period		$2,070	$18,154	$2,070

Noncash investing and financing transaction:
Transfer of oil and gas properties from Big Cat	$		$1,794,231	$1,794,231

See accompanying notes to financial statement.

1.	ORGANIZATION AND NATURE OF OPERATIONS:

Description of Operations

Sterling Oil & Gas Company (“Sterling”) is an independent energy company engaged in the exploration and acquisition of natural gas and crude oil prospects in the western United States. On May 1, 2007, Big Cat Energy Corporation (“Big Cat”) formed Sterling as a wholly owned subsidiary and transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs, to Sterling in return for 10 million shares of Sterling restricted common stock. On April 2, 2008, Big Cat spun off Sterling by distributing the 10 million shares it held pro rata to the Big Cat shareholders.

The Company is in the exploration stage in accordance with Statement of Financial Accounting She tandards (‘SFAS”) No. 7. The Company has been in the exploration stage since inception and has yet to enter revenue- producing operations. Activities since its inception have primarily involved organization and development of the Company.

2.	LIQUIDITY:

Going Concern

As of May 31, 2008, the Company had working capital of $99,303 and shareholders’ equity of $1,177,165. Sterling has relied upon outside investor funds to maintain its operations and develop its business. Sterling’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company and there is substantial doubt about the ability of the Company to continue as a going concern.

Sterling’s ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by producing revenue and achieving profitable operations. The Company can offer no assurance that it will be successful in its efforts to raise additional proceeds or achieve profitable operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business, and no adjustments have been made as a result of this uncertainty.

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

As of May 31, 2008, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned. Unevaluated properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

After completion of the Company’s impairment assessment, the Company determined that some of its holdings in Montana, primarily in Rosebud and Custer Counties, are subject to impairment. As a result the Company recorded a non-cash impairment expense of $571,000 for the year ending February 29 2008.

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

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of deferred income taxes (full cost pool), may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized. Should the full cost pool exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. However, subsequent commodity price increases may be utilized to reduce or eliminate any impairment.

The unevaluated oil and gas properties were initially recorded at the historical cost basis, based on cash paid by Big Cat.

Asset Retirement Obligations

The Company will follow the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations at such time it acquires or drills oil and gas wells. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties will be recorded when incurred, generally upon acquisition or completion of a well. The net estimated costs will be discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs will be capitalized as part of the related asset. The asset will be depleted on the units-of-production method on a field-by-field basis. The associated liability will be classified in other long-term liabilities in the accompanying balance sheets. The liability will be periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense will be recorded as a component of depreciation, depletion and amortization expense in the accompanying statements of operations. As of May 31, 2008, the Company has no ARO obligation.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at May31, 2008.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The fair market value of these financial instruments approximates or is equal to the book value.

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

As of May 31, 2008 the Company had 15,000,000 shares of common stock outstanding. At May 31, 2008, warrants for the purchase of 2,500,000 shares were excluded from the calculation of diluted earnings per share, due to the fact that they were anti-dilutive.

Reclassifications

Certain amounts for the period May 1, 2007 to February 29, 2008 have been reclassified to conform to the May 31, 2008 presentation. Such reclassifications had no effect on net loss.

Other Comprehensive Income

The Company does not have any material items of other comprehensive income for the three months ended May 31, 2008 or May 31, 2007. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for our fiscal year commencing March 1, 2009. Earlier adoption is prohibited. We are not expecting any material impact of adopting SFAS 141(R) on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for our fiscal year commencing March 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited. We are not expecting any material impact of adopting SFAS 160 on our results of operations and financial condition.

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

Costs directly associated with the acquisition and exploration of unevaluated properties are excluded from the full cost amortization pool, until they are evaluated. The Company acquired various unproven oil and gas leases in Montana and Wyoming from Big Cat on May 1, 2007. The unevaluated oil and gas properties were initially recorded at the historical cost basis, based on cash paid by Big Cat of $1,794,231.

During the three months ended May 31, 2008, the Company paid delay rentals and title work expenses on our Wyoming joint venture in the amount of $6,540.

During the period May 1, 2007 (inception) to May 31, 2007, the Company purchased mineral leases and paid delay rentals in the amount of $6,163 and sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company received gross proceeds of $22,968, and retained a two percent overriding royalty interest on the transferred leasehold interest.

5.	RELATED PARTY TRANSACTIONS:

On May 1, 2007, Big Cat formed a subsidiary, Sterling, and transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs, in return for 10 million shares of Sterling restricted common stock. Effective April 2, 2008, Big Cat distributed the Sterling shares pro rata to Big Cat’s shareholder, including the current directors of the Company.

In May 2007, Big Cat advanced $1,500 to Sterling to open Sterling’s bank accounts. This amount was repaid to Big Cat in June 2007 by Sterling.

6.	SHAREHOLDERS’ EQUITY:

On May 1, 2007, Big Cat formed Sterling as a wholly owned subsidiary. In connection with the organization, Big Cat transferred to Sterling its unevaluated oil and gas properties, consisting of various mineral leases and related costs, in return for 10 million shares of Sterling common stock. The unevaluated oil and gas properties were initially recorded at the historical cost basis, based on cash paid by Big Cat of $1,794,231.

7.	INCOME TAXES:

The federal net operating loss (NOL) carryforward of approximately $287,000 as of May 31, 2008 begins to expire in 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. We have not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized. Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

Effective May 1, 2007, we adopted the provisions of FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.109. Tax positions must meet a "more-likely-than-not"

 recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the three months ended May 31, 2008, we recognized no adjustments for uncertain tax benefits. We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at May 31, 2008.

8.      COMMITMENTS AND CONTINGENCIES:

 Evironmental Issues– The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental clean up of well sites or other    environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. If the Company acquires existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. Management believes its properties, all of which are currently unevaluated, are operated in conformity with local, state and federal regulations. No claim has been made, nor is the Company aware of any uninsured liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This Quarterly Report includes certain statements that may be deemed to be “forward-looking statements that reflect our current views with respect to future events and financial performance. All statements include in this Quarterly Report, other than statements of historical facts, address matters that we reasonably expect, believe or anticipate will or may occur in the future. Forward-looking statements may relate to, among other things:

                         our future financial position, including working capital and anticipated cash flow;

                         the risks of the oil and gas industry, such as operational risks in exploring for, developing and producing crude oil and natural gas;

                         market demand;

                         risks and uncertainties involving geology of oil and gas deposits;

                         the uncertainty of reserve estimates and reserves life;

                         the uncertainty of estimates and projections relating to production, costs and expenses;

                         potential delays or changes in plans with respect to exploration or development projects or capital expenditures;

                        fluctuations in oil and gas prices;

                        health, safety and environmental risks;

                        uncertainties as to the availability and cost of financing; and

                        the possibility that government policies or laws may change or governmental approvals may be delayed or withheld.

     Other sections of this Quarterly Report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or to the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     Our forward looking statements contained in this Quarterly Report are made as of the respective dates set forth in this Quarterly Report. Such forward-looking statements are based on the beliefs, expectations and opinions of management as of the date the statements are made. We do not intend to update these forward-looking statements, except as required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements.

Plan of Operations

     The Company acquired various unevaluated oil and gas leases in Montana and Wyoming from Big Cat on May 1, 2007. The unevaluated oil and gas properties were initially recorded at the historical cost basis, based on cash paid by Big Cat of $1,794,231.

     During the period May 1, 2007 (inception) to May 31, 2007, the Company paid delay rentals and expenses associated with our leaseholds in the amount of $6,163 and sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company received gross proceeds of $22,968, and retained a two percent overriding royalty interest on the transferred leasehold interest. During the three months ended May 31, 2008, the Company paid delay rentals and title work expenses on our Wyoming joint venture in the amount of $6,540.

     For the fiscal year ending February 28, 2009, the company’s plan of operation is to evaluate new oil and gas projects that are available to the company and evaluate utilization of the company’s existing Montana and Wyoming leasehold interests.

     With regard to developing our Wyoming interests, effective December 31, 2007, the company entered into a joint venture agreement with Cedar Resources Corporation, a gas producer in the Powder River Basin. We sold 50% of our leasehold interests in our Wyoming properties to Cedar Resources for cash and a 50% working interest in future development of the company’s Wyoming leaseholds.

     The company has also retained the services of American Oil and Gas Corporation, a privately held oil and gas consulting company, to assist the company with obtaining potential oil and gas ventures in the Rocky Mountain area. American Oil and Gas will perform initial analysis of potential projects and recommend to the company those projects that should be evaluated further by management.

     We may conduct our own field tests or exploration on one or more of our properties in Montana to determine the appropriate structure for possible development. There is, however, no assurance that we will.

Limited operating history; need for additional capital

     There is limited historical financial information about our current operations upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues from current operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, the possibility that there is a lack of a sales market for our products, and possible cost overruns due to price and cost increases in services and products. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing

Results of Operations

Three Months Ended May 31, 2008 compared to the Period May 1, 2007 (inception) to May 31, 2007

     We reported a net loss for the three months ended May 31, 2008 of $156,756 compared to net loss of $151 for the period May 1, 2007 (inception) to May 31, 2007. We had personnel expense of $106,060 in the Three months ended May 31, 2008 compare to no personnel expense for the period May 1, 2007 (inception) to May 31, 2007. Our other general and administrative costs were $12,496 during the three month period ended May 31, 2008. There was $151 of general and administrative expense for the period May 1, 2007 (inception) to May 31, 2007. We had $40,300 of professional fess during the three months ended May 31, 2008, compared to no professional fees for the period May 1, 2007 (inception) to May 31, 2007

     During the period May 1, 2007 (inception) to May 31, 2007, we sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company received gross proceeds of $22,968 on the sale, and retained a two percent overriding royalty interest on the transferred leasehold interest. Said proceeds were recorded against our mineral interests and no gain was recognized

Liquidity and Capital Resources

     For the three months ended May 31, 2008, we used cash from operations of $148,238. Cash used in operations was primarily a result of our net loss of $156,756, compared to cash used from operations of $151 for the period May 1, 2007 (inception) to May 31, 2007.

     We had cash provided from investing activities of $143,882, primarily from sale of short term investments, $152,500 compared to cash provided of $16,805, primarily from the sale of one leasehold, $22,968, for the period May 1, 2007 (inception) to May 31, 2007.

     There was no cash flow from financing for the three months ended May 31, 2008 compare to cash provided from an advance from our then parent, Big Cat, of $1,500 for the three months ended May31, 2007.

     As of May 31, 2008, we had working capital of $99,303 and although it is uncertain how long these monies will fund operations, we expect them to be sufficient for approximately two months. Therefore, we expect to seek additional sources of capital.

     As of the date of this report, we have yet to generate revenues from our current business operations.

Financial Instruments and Other Information

     As of May 31, 2008 and May 31, 2007 we had cash, marketable securities, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Critical Accounting Polices and Estimates

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

     As of May 31, 2008, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until  such time as they are either developed or abandoned The unevaluated properties are assessed annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

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

The unevaluated oil and gas properties were initially recorded at the historical cost basis, based on cash paid by Big Cat.

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

Recently Issued Accounting Pronouncements:

     In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for our fiscal year commencing March 1, 2009. Earlier adoption is prohibited. We are not expecting any material impact of adopting SFAS 141(R) on our results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for our fiscal year commencing March 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited. We are not expecting any material impact of adopting SFAS 160 on our results of operations and financial condition.

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

Off-Balance Sheet Arrangements

     From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of May 31, 2008 and May 31, 2007, there were no off –balance sheet arrangements.

ITEM 4T.          CONTROLS AND PROCEDURES

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the small business issuer. The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation required by paragraph (b) of Section 240.13a -15 or 240.15d -15 of the Rules of the Securities Exchange Act of 1934, conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) or 240.15d -15(e)) have functioned effectively. For purposes of this Item, the term disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds None

ITEM 3. Default Upon Senior Securities None

ITEM 4. Submission of Matters to a Vote of Security Holders None

ITEM 5. Other Information None

ITEM 6:                    EXHIBITS

Exhibits                 Document Description
31.1                       Section 302 Certification of Principal Executive Officer.
31.2                       Section 302 Certification of Principal Financial Officer.
32.1                       Section 906 Certifiction of Chief Executive Officer.
32.2                       Section 906 Certification of Chief Financial Officer.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this ___ day of July, 2008.

Sterling Oil & Gas Company

BY:
          Timothy Barritt, President and Principal Executive Officer

BY:
          Richard G. Stifel, Principal Accounting Officer and
          Principal Financial Officer