Form 10-Q
period 2008-08-31
Sterling Oil & Gas CO
filed 2008-10-10
CIK 1402273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to
Commission file number: 000-52959

Sterling Oil & Gas Company
(Exact name of small business issuer as specified in its charter)

Nevada	20-8999059
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

201 W. Lakeway, Ste. 1000
Gillette, WY 82718
(Address of principal executive offices)

(307) 682-3155
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	☑Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,325,000 shares of common stock, $.00001 par value and 0 shares of preferred stock, $.00001 par value as of August 31, 2008.

STERLING OIL & GAS COMPANY

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS
		Condensed Balance Sheets as of August 31, 2008 (Unaudited) and February 29,
		2008	3

		Condensed Statements of Operations for the three months ended August 31, 2008,
		2007 and for the six months ended August 31, 2008 and Inception (May 1, 2007)
		through August 31, 2007 and for the cumulative period from Inception (May 1,
		2007) through August 31, 2008(Unaudited)	4

		Condensed Statements of Cash Flows for the six months ended August 31, 2008
		and Inception (May 1, 2007) through August 31, 2007, and for the cumulative
		period from May 1, 2007 (inception) through August 31, 2008 (Unaudited)	5

		Notes to Unaudited Financial Statements	6

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of
		Operations	13

	ITEM 4T. CONTROLS AND PROCEDURES		18

PART II.	OTHER INFORMATION		19

	ITEM 1.	Legal Proceedings	19

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	ITEM 3.	Default Upon Senior Securities	19

	ITEM 4.	Submission of Matters to a Vote of Security Holders	19

	ITEM 5.	Other Information	19

	ITEM 6.	EXHIBITS	19

	SIGNATURES		20

ITEM 1.      FINANCIAL STATEMENTS.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Balance Sheets

	August 31, 2008	February 29, 2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$26,279	$6,426
Marketable securities	25,274	285,666
Total current assets	51,553	292,092

Oil and Gas Properties-Unevaluated Properties, full cost method (less $55,000 and $571,000
impairment respectively)	1,107,125	1,071,322

Total Assets	$1,158,678	$1,363,414

Liabilities and Shareholders’ Equity

Accounts payable	$55,046	$29,493

Commitment and Contingencies (Notes 2 and 8)

Shareholders’ equity:
Preferred stock, $.00001 par value; 100,000,000 shares authorized, 0 shares
issued and outstanding	--	--

Common stock, $.00001 par value; 100,000,000 shares authorized,
15,325,000 and 15,000,000 shares issued and outstanding
at August 31, 2008 and February 29, 2008, respectively	153	150
Additional paid-in capital	2,139,088	2,074,091
Deficit accumulated during development stage	(1,035,609)	(740,320)

Total shareholders’ equity	1,103,632	1,333,921

Total Liabilities and Shareholders’ Equity	$1,158,678	$1,363,414

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months ended		May 1, 2007
	ended August 31,		August 31,2008 and		(Inception)
			Inception (May 1, 2007)		Through
			through August 31, 2007		August 31,
	2008	2007	2008	2007	2008
Revenues	$--	$--	$--	$--	$--

Costs and expenses
Personnel costs	69,542	--	175,602	--	214,727
Professional fees	67,887	3,200	108,188	12,800	152,266
Impairment expense	--	--	--	--	571,000
Other general and
administrative	1,669	6,251	14,164	6,402	106,146

Operating loss	(139,098)	(9,451)	(297,954)	(19,202)	(1,044,139)

Other income (expense)
Interest income	565	1,100	2,665	1,100	8,530

Net loss	$(138,533)	$(8,351)	$(295,289)	$(18,102)	$(1,035,609)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common
shares outstanding, basic and
diluted	15,070,652	12,845,109	15,035,326	12,145,492

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

		Inception	From
	For the Six	(May 1,	Inception
	Months ended	2007)	(May 1, 2007)
	August 31,	through	through
		August 31,	August 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net Loss	$(295,289)	$(18,102)	$(1,035,609)
Adjustments to reconcile net loss to net cash used by
operating activities:
Contributed services	--	12,800	30,800
Impairment expense	--	--	571,000
Changes in operating assets and liabilities:
Trading securities	260,392	--	(25,274)
Accounts payable	25,553	994	55,046

Net cash (used in)
operating activities	(9,344)	(4,308)	(404,037)
Cash flows from investing activities:
Unevaluated oil and gas properties-purchases	(35,803)	(122,936)	(172,983)
Refund of purchase deposit	--	--	80,856
Undeveloped oil and gas properties-sales	--	22,968	208,233
Net cash provided by (used in)
investing activities	(35,803)	(99,968)	116,106
Cash flows from financing activities:
Proceeds from the sale of common stock	65,000	200,000	315,000
Payments for offering costs	--	(790)	(790)
Net cash provided by
financing activities	65,000	199,210	314,210
Net Increase (Decrease) in cash and
cash equivalents	19,853	94,934	26,279
Cash and cash equivalents:
Beginning of period	6,426	0	0
End of period	$26,279	$94,934	$26,279

Noncash investing and financing transaction:
Transfer of oil and gas properties from Big Cat	$--	$1,794,231	$1,794,231

See accompanying notes to condensed financial statements.

1.	PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS:

Presentation

The accompanying unaudited financial statements of Sterling Oil & Gas Company (the “Company”) at August 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 29, 2008. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the period ended August 31, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. The February 290, 2008 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended February 29, 2008.

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

Going Concern

As of August 31, 2008, the Company had deficit working capital of $3,493 and shareholders’ equity of $1,103,632. Sterling has relied upon outside investor funds to maintain its operations and develop its business. Sterling’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company and there is substantial doubt about the ability of the Company to continue as a going concern.

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

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of any oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions it believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable.

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

Short-Term Investments and Marketable Securities

The Company has purchased unsecured commercial paper (floating rate demand notes) of Ford Motor Credit Company, which is classified as trading securities. These securities are stated at fair value based on interest rates that approximate market rates and the short term maturity of the notes. The income earned on these investments is included in interest income in the accompanying financial statements. In accordance with Statement of Financial Accounting Standards No. 159, (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, the Company has classified all purchase and sales of these financial instruments as operating activities in the Statement of Cash Flows.

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

As of August 31, 2008, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned. Unevaluated properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

After completion of the Company’s 2008 impairment assessment, the Company determined that some of its holdings in Montana, primarily in Rosebud and Custer Counties, are subject to impairment. As a result the Company recorded a non-cash impairment expense of $571,000 for the year ending February 29 2008.

During the three months ended August 31, 2008, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on leases in Rosebud and Custer counties of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction in our net mineral acreage of 54,614.29 to 22,511.094. The Company wrote off $516,000 against its impairment reserve to reflect the reduction in acreage.

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

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

In the first quarter of fiscal year 2009, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurement” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2010, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no impact on the Company’s financial position or operations.

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

As of August 31, 2008 the Company had 15,325,000 shares of common stock outstanding. At August 31, 2008, warrants for the purchase of 2,825,000 shares were excluded from the calculation of diluted earnings per share, due to the fact that they were anti-dilutive.

Reclassifications

Certain amounts for the period May 1, 2007 (Inception) to February 29, 2008 have been reclassified to conform to the August 31, 2008 presentation. Such reclassifications had no effect on net loss.

Other Comprehensive Income

The Company does not have any material items of other comprehensive income for the six months ended August 31, 2008 or August 31, 2007. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS

141(R) is effective for our fiscal year commencing May 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time. The Company is still assessing the impact of this pronouncement

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our fiscal year commencing May 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited. The Company believes that SFAS 160 should not have a material impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future financial position or results of operations

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.

This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not anticipate that the adoption of SFAS 162 will materially impact the Company

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

During the three months ended August 31, 2008, the Company paid delay rentals and title work expenses on our joint venture in the amount of $29,262 compared to $116,773 for the three months ended August 31, 2007.

During the three months ended August 31, 2008, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on leases in Rosebud and Custer counties of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction in our net mineral acreage of 54,614.29 to 22,511.094. The Company wrote off $516,000 against its impairment reserve to reflect the reduction in acreage.

During the six months ended August 31, 2008, the Company paid joint venture title work costs, and delay rentals of $35,803.

During the period May 1, 2007 (Inception) to May 31, 2007, the Company sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company received gross proceeds of $22,968, and retained a two percent overriding royalty interest on the transferred leasehold interest. The proceeds from the sale were applied to the carrying value of the asset on the company’s books.

During the period May1, 2007 (Inception) through August 31, 2007, the Company purchased net mineral acres, paid title work expenses and paid delayed rentals in the amount of $122,936. The expenses for these transactions were applied to the carrying value of the asset on the Company’s books.

5.        Related Party Transactions:

On May 1, 2007, Big Cat formed a subsidiary, Sterling, and transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs, in return for 10 million shares of Sterling restricted common stock. Effective April 2, 2008, Big Cat distributed the Sterling shares pro rata to Big Cat’s shareholders, including the current directors of the Company.

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

During the three months ended August 31, 2008 the Company sold 325,000 units for $.20 per unit, each unit consisting of one free trading share of its common stock and one warrant to purchase one share of free trading common stock exercisable at $.50 per share. The Company received proceeds of $65,000 from the sale of units. The offering was made as part of the Form S-1 Post Effective Amendment 3 which became effective on July 14, 2008. Following the above sale, the Company’s outstanding common stock increased to 15,325,000 shares.

During the three months ended August 31, 2007, the Company completed a private placement of 4,000,000 units of Sterling for $.05 per unit. Each unit consists of one (1) share of Sterling common stock and one (1) warrant for half (1/2) a share of Sterling common stock exercisable at $.25 per share. The Company received cash of $200,000 and recorded offering cost of $790. The Purchase Agreement for the units committed the Company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement. The registration statement was filed in December, 2007 and became effective March 17, 2008.

7.        INCOME TAXES:

The federal net operating loss (NOL) carryforward of approximately $942,000 as of August 31, 2008 begins to expire in 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. We have not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized. Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

Effective May 1, 2007, we adopted the provisions of FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the six months ended August 31, 2008, we recognized no adjustments for uncertain tax benefits. We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at August 31, 2008.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This Quarterly Report includes certain statements that may be deemed to be “forward-looking statements” that reflect our current views with respect to future events and financial performance. All statements include in this Quarterly Report, other than statements of historical facts, address matters that we reasonably expect, believe or anticipate will or may occur in the future. Forward-looking statements may relate to, among other things:

       § our future financial position, including working capital and anticipated cash flow;

       § the risks of the oil and gas industry, such as operational risks in exploring for, developing and producing crude oil and natural gas;

       § market demand;

       § risks and uncertainties involving geology of oil and gas deposits;

       § the uncertainty of any reserve estimates and reserves life;

       § the uncertainty of estimates and projections relating to any production, costs and expenses;

       § potential delays or changes in plans with respect to exploration or development projects or capital expenditures;

       § fluctuations in oil and gas prices;

       § health, safety and environmental risks;

       § uncertainties as to the availability and cost of financing; and

       § the possibility that government policies or laws may change or governmental approvals may be delayed or withheld.

     Other sections of this Quarterly Report may include reference to additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

     During the period May 1, 2007 (inception) to August 31, 2007, the Company paid delay rentals and expenses associated with our leaseholds in the amount of $122,936 and sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company received gross proceeds of $22,968, and retained a two percent overriding royalty interest on the transferred leasehold interest. During the six months ended August 31, 2008, the Company paid delay rentals and title work expenses on our Wyoming joint venture in the amount of $35,803.

     During the three months ended August 31, 2008, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on leases in Rosebud and Custer counties of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction in our net mineral acreage of 54,614.29 to 22,511.094. The Company wrote off $516,000 against its impairment reserve to reflect the reduction in acreage.

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

     During the three months ended August 31, 2008 the Company sold 325,000 units at $.20 per unit, each unit consisting of one free trading share of its common stock and one warrant to purchase one share of free trading common stock exercisable at $.50 per share. The Company received proceeds of $65,000 from the sale of the units. The offering was made as part of the Form S-1 Post Effective Amendment 3 which became effective on July 14, 2008. Following the above sale, the Company’s outstanding common stock increased to 15,325,000 shares.

     We may conduct our own field tests or exploration on one or more of our properties in Montana to determine the appropriate structure for possible development. There is, however, no assurance that we will.

Limited operating history; need for additional capital

     There is limited historical financial information about our current operations upon which to base an evaluation of our performance. We are in exploration stage operations and have not generated any revenues from current operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, the possibility that there is a lack of a sales market for our products, and possible cost overruns due to price and cost increases in services and products. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

Three Months Ended August 31, 2008 compared to the Three Months ended August 31, 2007

     We reported a net loss for the three months ended August 31, 2008 of $138,533 compared to net loss of $8,351 for the same period in 2007.

     We had personnel expense of $69,542 in the three months ended August 31, 2008 compare to no personnel expense for the same period in 2007.

     Our other general and administrative costs were $1,669 during the three month period ended August 31, 2008. There was $6,251 of general and administrative expense for the period three months ended August 31, 2007.

     We had $67,887 of professional fess during the three months ended May 31, 2008, compared to $3,200 of non-cash professional fees for the three months ended August 31, 2007. The professional fees in 2008 are for required SEC filings and legal fees associated with Company stock offerings.

Six Months Ended August 31, 2008 compared to the Period May 1, 2007 (inception) to August 31, 2007

     We reported a net loss for the six months ended August 31, 2008 of $295,289 compared to net loss of $18,102 for the period May 1, 2007 (inception) to August 31, 2007.

     We had personnel expense of $175,602 in the six months ended August 31, 2008 compare to no personnel expense for the period May 1, 2007 (inception) to August 31, 2007.

     Our other general and administrative costs were $14,164 during the six month period ended August 31, 2008. There was $6,402 of general and administrative expense for the period May 1, 2007 (inception) to August 31, 2007.

     We had $108,188 of professional fess during the six months ended August 31, 2008, compared to $12,800 of non-cash professional fees for the period May 1, 2007 (inception) to August 31, 2007. The professional fees in 2008 are for required SEC filings and legal fees associated with Company stock offerings.

Liquidity and Capital Resources

     As of August 31, 2008, we had a deficit working capital of $3,493, and it is uncertain whether this amount will be sufficient to fund operations. Therefore, we may seek additional sources of capital for the coming year.

     For the six months ended August 31, 2008, we used cash from operations of $9,344. Cash used in operations was primarily a result of our net loss offset by activity in trading securities, compared to cash used from operations of $4,308 for the period May 1, 2007 (inception) to August 31, 2007 which was primarily due to our net loss offset by contributed services..

     Cash used in investing activities was $35,803 for the six months ended August 31, 2008, primarily from payment of delay rentals and joint venture title costs, compared to cash used of $99,968 for the period May 1, 2007 (inception) to August 31, 2007, primarily from payment of delay rentals offset by the sale of one leasehold.

     Cash flow provided by financing activities was $65,000 for the six months ended August 31, 2008 compared to $199,210 for the period May 1, 2007 (inception) to August 31, 2007. Cash provided was from the placement of Company stock in both periods.

     During the six months ended August 31, 2008 the Company sold 325,000 units, each unit consisting of one free trading share of its common stock and one warrant to purchase one share of tree trading common stock exercisable at $.50 per share. The Company received proceeds of $65,000 from the sale of the units. The offering was made as part of the Form S-1 Post Effective Amendment 3 which became effective on July 14, 2008. Following the above sale, the Company’s outstanding common stock increased to 15,325,000 shares.

     During the period May 1, 2007 (inception) to August 31, 2007, the Company completed a private placement of 4,000,000 units of Sterling at $.05 per unit. Each unit consists of one (1) share of Sterling restricted common stock and one (1) warrant for half (1/2) a share of Sterling common stock exercisable at $.25 per share. The company received cash of $200,000 and recorded offering costs of $790. The Purchase Agreement for the units commited the Company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement. The registration statement was filed in December, 2007 and became effective March 17, 2008

As of the date of this report, we have yet to generate revenues from our current business operations.

Financial Instruments and Other Information

     As of August 31, 2008 and August 31, 2007 we had cash, marketable securities, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

As of August 31, 2008, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned. Unevaluated properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

After completion of the Company’s 2008 impairment assessment, the Company determined that some of its holdings in Montana, primarily in Rosebud and Custer Counties, are subject to impairment. As a result the Company recorded a non-cash impairment expense of $571,000 for the year ending February 29 2008.

During the three months ended August 31, 2008, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on leases in Rosebud and Custer counties of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction in our net mineral acreage of 54,614.29 to 22,511.094. The Company wrote off $516,000 against its impairment reserve to reflect the reduction in acreage.

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

Recently Issued Accounting Pronouncements:

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for our fiscal year commencing May 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time. The Company is still assessing the impact of this pronouncement

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our fiscal year commencing May 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited. The Company believes that SFAS 160 should not have a material impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future financial position or results of operations

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not anticipate that the adoption of SFAS 162 will materially impact the Company

Off-Balance Sheet Arrangements

     From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of May 31, 2008 and May 31, 2007, there were no off –balance sheet arrangements.

ITEM 4T.     CONTROLS AND PROCEDURES

     Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the small business issuer. The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation required by paragraph (b) of Section 240.13a -15 or 240.15d -15 of the Rules of the Securities Exchange Act of 1934, conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) or 240.15d -15(e)) are effective. For purposes of this Item, the term disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings   None

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds   None

ITEM 3.   Default Upon Senior Securities   None

ITEM 4.   Submission of Matters to a Vote of Security Holders   None

ITEM 5.   Other Information   None

ITEM 6.   EXHIBITS.

Exhibits	Document Description
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of October, 2008.

Sterling Oil & Gas Company

BY:  TIMOTHY BARRITT
        Timothy Barritt, President and Principal Executive Officer

BY:   RICHARD G. STIFEL
         Richard G. Stifel, Principal Accounting Officer and
         Principal Financial Officer

Exhibit 31.1

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Timothy Barritt, certify that:

1.	I have reviewed this 10-Q for the period ended August 31, 2008, of Sterling Oil & Gas Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	October 10, 2008	TIMOTHY BARRITT
Timothy Barritt
President and Principal Executive Officer

Exhibit 31.2

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Richard G. Stifel, certify that:

1.	I have reviewed this 10-Q for the period ended August 31, 2008, of Sterling Oil & Gas Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	October 10, 2008	RICHARD G. STIFEL
Richard G. Stifel
Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Sterling Oil and Gas Company (the "Company") on Form 10-Q for the period ended August 31, 2008 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Timothy Barritt, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 10th day of October, 2008.

TIMOTHY BARRITT
Timothy Barritt
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Sterling Oil and Gas Company (the "Company") on Form 10-Q for the period ended August 31, 2008 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Richard G. Stifel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 10th day of October, 2008.

RICHARD G. STIFEL
Richard G. Stifel
Chief Financial Officer