Form 10-Q
period 2008-11-30
Sterling Oil & Gas CO
filed 2009-01-12
CIK 1402273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to
Commission file number: 000-52959

Sterling Oil & Gas Company
(Exact name of small business issuer as specified in its charter)

Nevada	20-8999059
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 W. Merino St.
Upton, WY 82730
(Address of principal executive offices)

(307) 468-9368
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	☑Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,925,000 shares of common stock, $.00001 par value and 0 shares of preferred stock, $.00001 par value as of January 9, 2009

STERLING OIL & GAS COMPANY

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS
		Condensed Balance Sheets as of November 30, 2008 (Unaudited) and February
		29, 2008	3

		Condensed Statements of Operations for the three months ended November 30,
		2008and 2007 and for the nine months ended November 30, 2008 and Inception
		(May 1, 2007) through November 30, 2007 and for the cumulative period from
		Inception (May 1, 2007) through November 30, 2008(Unaudited)	4

		Condensed Statements of Cash Flows for the nine months ended November 30,
		2008 and Inception (May 1, 2007) through November 30, 2007, and for the
		cumulative period from May 1, 2007 (inception) through November 30, 2008	5
		(Unaudited)

		Condensed Statement of Shareholders’ Equity for the nine months ended
		November 30, 2008 and the cumulative period from inception (May 1, 2007) to
		November 30, 2008 (Unaudited)	6

		Notes to Unaudited Financial Statements	7

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of
		Operations	14

	ITEM 4T. CONTROLS AND PROCEDURES		19

PART II.	OTHER INFORMATION		20

	ITEM 1.	Legal Proceedings	20

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	ITEM 3.	Default Upon Senior Securities	20

	ITEM 4.	Submission of Matters to a Vote of Security Holders	20

	ITEM 5.	Other Information	20

	ITEM 6.	EXHIBITS	20

	SIGNATURES		21

ITEM 1. FINANCIAL STATEMENTS.
Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Balance Sheets

	November 30,	February 29, 2008
	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$103,859	$6,426
Marketable securities	2,867	285,666
Total current assets	106,726	292,092

Oil and Gas Properties-Unevaluated Properties, full cost method (less $55,000 and $571,000
impairment respectively)	1,107,125	1,071,322

Total Assets	$1,213,851	$1,363,414

Liabilities and Shareholders’ Equity

Accounts payable	$14,696	$29,493

Commitment and Contingencies (Notes 2 and 8)

Shareholders’ equity:
Preferred stock, $.00001 par value; 100,000,000 shares authorized, 0 shares
issued and outstanding	--	--

Common stock, $.00001 par value; 100,000,000 shares authorized,
15,925,000 and 15,000,000 shares issued and outstanding
at November 30, 2008 and February 29, 2008, respectively	159	150
Additional paid-in capital	2,263,982	2,074,091
Deficit accumulated during development stage	(1,064,986)	(740,320)

Total shareholders’ equity	1,199,155	1,333,921

Total Liabilities and Shareholders’ Equity	$1,213,851	$1,363,414

See accompanying notes to condensed financial statements.
3

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months		For the Nine months ended		May 1, 2007
	ended November 30,		November 30,2008 and		(Inception)
			Inception (May 1, 2007)		Through
			through November 30, 2007		November 30,
	2008	2007	2008	2007	2008
Revenues	$--	$--	$--	$--	$--

Costs and expenses
Personnel costs	--	--	175,602	--	214,727
Professional fees	27,754	35,808	135,942	48,608	180,020
Impairment expense		--	--	--	571,000
Other general and
administrative	1,731	2,615	15,895	9,016	107,877

Operating loss	(29,485)	(38,423)	(327,439)	(57,624)	(1,073,624)

Other income (expense)
Interest income	108	1,446	2,773	2,546	8,638

Net loss	$(29,377)	$(36,977)	$(324,666)	$(55,078)	$(1,064,986)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average common
shares outstanding, basic and
diluted	15,549,176	14,780,220	15,205,364	13,271,127

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

		From	From
		Inception	Inception
	For the Nine	(May 1, 2007)	(May 1, 2007)
	months ended	through	through
	November 30,	November 30,	November 30,
	2008	2007	2008
Cash Flows From Operating Activities:
Net Loss	$(324,666)	$(55,078)	$(1,064,986)
Adjustments to reconcile net loss to net cash used by
operating activities:
Contributed services	4,900	25,300	35,700
Impairment expense	--	--	571,000
Changes in operating assets and liabilities:
Trading securities	282,799	--	(2,867)
Accounts payable	(14,797)	24,301	14,696

Net cash (used in)
operating activities	(51,764)	(5,477)	(446,457)
Cash flows from investing activities:
Unevaluated oil and gas properties-purchases	(35,803)	(133,547)	(172,983)
Refund of purchase deposit	--	80,856	80,856
Undeveloped oil and gas properties-sales	--	22,968	208,233
Net cash provided by (used in)
investing activities	(35,803)	(29,723)	116,106
Cash flows from financing activities:
Proceeds from the sale of common stock	185,000	250,000	435,000
Payments for offering costs	--	(790)	(790)
Net cash provided by
financing activities	185,000	249,210	434,210
Net Increase (Decrease) in cash and
cash equivalents	97,433	214,010	103,859
Cash and cash equivalents:
Beginning of period	6,426	0	0
End of period	$103,859	$214,010	$103,859

Noncash investing and financing transaction:
Transfer of oil and gas properties from Big Cat	$--	$1,794,231	$1,794,231

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statement of Shareholder Equity
(Unaudited)

				DEFICIT
				INCURRED
	COMMON STOCK		ADDITIONAL	DURING
		PAR VALUE	PAID-IN	EXPLORATION
	SHARES	$.00001	CAPITAL	STAGE	TOTAL

Balance, at Inception (May 1, 2007)	--	$--	$--	$--	$--
Stock issued for properties transferred
from Big Cat at inception, 5/1/2007,
$0.1794 per share	10,000,000	100	1,794,131	–	1,794,231
Private placement June 2007, $0.05 per
share	5,000,000	50	249,950	–	250,000
Other-contributed services	–	–	30,800	–	30,800
Other costs-issuance fees			(790)		(790)
Net loss	–	–	–	(740,320)	(740,320)

Balance, February 29, 2008	15,000,000	150	2,074,091	(740,320)	1,333,921
Public offering August 2008, $0.20 per
share	325,000	3	64,997	–	65,000
Public offering October 2008, $0.20 per
share	600,000	6	119,994	--	120,000
Other-contributed services	--	--	4,900	--	4,900
Net loss-nine months ended November
30, 2008	–	–	–	(324,666)	(324,666)

Balance, November 30, 2008	15,925,000	$159	$2,263,982	$(1,064,986)	$1,199,155

See accompanying notes to condensed financial statements.

1.	PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS:

Presentation

The accompanying unaudited financial statements of Sterling Oil & Gas Company (the “Company”) at November 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 29, 2008. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the period ended November 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. The February 29, 2008 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended February 29, 2008.

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

Going Concern

As of November 30, 2008, the Company had working capital of $92,030 and shareholders’ equity of $1,199,155. Sterling has relied upon outside investor funds to maintain its operations and develop its business. Sterling’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company and there is substantial doubt about the ability of the Company to continue as a going concern.

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

As of November 30, 2008, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned. Unevaluated properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

After completion of the Company’s 2008 impairment assessment, the Company determined that some of its holdings in Montana, primarily in Rosebud and Custer Counties, are subject to impairment. As a result the Company recorded a non-cash impairment expense of $571,000 for the year ending February 29 2008.

During the nine months ended November 30, 2008, the Company completed an impairment review of its oil and gas leaseholds and elected not to pay delay rentals on leases in Rosebud and Custer counties of Montana and therefore abandoned the leases. The effect of the abandonment of these leases was a reduction in our net mineral acreage of 54,614.29 to 22,511.094. The Company wrote off $516,000 against its impairment reserve to reflect the reduction in acreage. The Company has determined that the remaining leaseholds are appropriately valued in the financial statements.

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

Asset Retirement Obligations

The Company will follow the provisions of SFAS No. 143, Accounting for Asset Retirement (ARO) Obligations at such time it acquires or drills oil and gas wells. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties will be recorded when incurred, generally upon acquisition or completion of a well. The net estimated costs will be discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs will be capitalized as part of the related asset. The asset will be depleted on the units-of-production method on a field-by-field basis. The associated liability will be classified in other long-term liabilities in the accompanying balance sheets. The liability will be periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense will be recorded as a component of depreciation, depletion and amortization expense in the accompanying statements of operations. As of November 30, 2008, the Company has no ARO obligation.

Income Taxes

The Company uses the asset and liability method of accounting for deferred taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and the tax basis of the assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time. The Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, effective May 1, 2008. FIN 48 requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as current or noncurrent liability, based upon the expected timing of the payment to a taxing authority. The Company had no material uncertain tax positions as of November 30, 2008 or 2007.

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

The following table provides information regarding the source of data used by the Company to develop fair value measurements:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable Inputs	Unobservable Inputs
		Identical Assets		(Level 3)
Description	November 30, 2008	(Level 1)	(Level 2)
Cash and cash
equivalents	$103,859	$103,859
Trading securities	$2,867	$2,867
Total	$106,726	$106,726

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

As of November 30, 2008 the Company had 15,925,000 shares of common stock outstanding. At November 30, 2008, warrants for the purchase of 3,425,000 shares were excluded from the calculation of diluted earnings per share, due to the fact that they were anti-dilutive.

Reclassifications

Certain amounts for the period May 1, 2007 (Inception) to February 29, 2008 have been reclassified to conform to the November 30, 2008 presentation. Such reclassifications had no effect on net loss.

Other Comprehensive Income

The Company does not have any material items of other comprehensive income for the nine months ended November 30, 2008 or November 30, 2007. Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not anticipate that the adoption of SFAS 162 will materially impact the Company

In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. We do not anticipate the adoption of SFAS 163 will have any effect on the Company’s future financial position or results of operations.

In September 2008 the FASB issued FSP FAS 133-1 and FIN 45-4Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The credit derivatives market has expanded significantly over the past few years. Financial statement users and others have expressed concerns that the current disclosure requirements for derivative instruments and certain guarantees do not adequately address the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives and certain guarantees. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We do not anticipate the adoption of this FSP will have a material effect on the Company’s future financial position or results of operations.

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

During the three months ended November 30, 2008, the Company did not have any expenditure for delay rentals and title work compared to $10,611 for the three months ended November 30, 2007. The Company also received a refund of a deposit on leaseholds of $80,856 for the three months ended November 30, 2007.

During the nine months ended November 30, 2008, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on leases in Rosebud and Custer counties of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction in our net mineral acreage of 54,614.29 to 22,511.094. The Company wrote off $516,000 against its impairment reserve to reflect the reduction in acreage.

During the nine months ended November 30, 2008, the Company paid joint venture title work costs, and delay rentals of $35,803.

During the period May 1, 2007 (Inception) to November 30, 2007, the Company sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company received gross proceeds of $22,968, and retained a two percent overriding royalty interest on the transferred leasehold interest. The Company also received a refund of a deposit on leaseholds of $80,856 during the three months ended November 30, 2007. The proceeds from these transactions were applied to the carrying value of the asset on the Company’s books.

During the period May1, 2007 (Inception) through November 30, 2007, the Company purchased net mineral acres, paid title work expenses and paid delayed rentals in the amount of $133,547. The expenses for these transactions were applied to the carrying value of the asset on the Company’s books.

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

During the nine months ended November 30, 2008 the Company sold 925,000 units for $.20 per unit, each unit consisting of one free trading share of its common stock and one warrant to purchase one share of free trading common stock exercisable at $.50 per share. The Company received proceeds of $185,000 from the sale of units. The offering was made as part of the Form S-1 Post Effective Amendment 3 which became effective on July 14, 2008. Following the above sale, the Company’s outstanding common stock increased to 15,925,000 shares.

During the nine months ended November 30, 2007, the Company completed a private placement of 5,000,000 units of Sterling for $.05 per unit. Each unit consists of one (1) share of Sterling common stock and one (1) warrant for half (1/2) a share of Sterling common stock exercisable at $.25 per share. The Company received cash of $250,000 and recorded offering cost of $790. The Purchase Agreement for the units committed the Company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement. The registration statement was filed in December, 2007 and became effective March 17, 2008.

7.	INCOME TAXES:

The federal net operating loss (NOL) carryforward of approximately $971,000 as of November 30, 2008 expires on various dates through 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards incurred before a change in control. “Change in control” for these purposes generally means greater than a 50% change in ownership of the corporation. After a change in control, a loss corporation cannot deduct NOL carryforwards existing at the time of the change in control in excess of the Section 382 limitations. Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods. We have not performed a Section 382 analysis, however approximately ninety percent of the present NOL was incurred during the fiscal years beginning March 1, 2007, and thereafter.

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

     During the period May 1, 2007 (inception) to November 30, 2007, the Company paid delay rentals and expenses associated with our leaseholds in the amount of $133,547 and sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company received gross proceeds of $22,968, and retained a two percent overriding royalty interest on the transferred leasehold interest. The Company also received a refund of a deposit on certain leaseholds of $80,856. During the nine months ended November 30, 2008, the Company paid delay rentals and title work expenses on our Wyoming joint venture in the amount of $35,803.

     During the nine months ended November 30, 2008, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on leases in Rosebud and Custer counties of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction in our net mineral acreage of 54,614.29 to 22,511.094. The Company wrote off $516,000 against its impairment reserve to reflect the reduction in acreage.

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

     During the nine months ended November 30, 2008 the Company sold 925,000 units at $.20 per unit, each unit consisting of one free trading share of its common stock and one warrant to purchase one share of free trading common stock exercisable at $.50 per share. The Company received proceeds of $185,000 from the sale of the units. The offering was made as part of the Form S-1 Post Effective Amendment 3 which became effective on July 14, 2008. Following the above sale, the Company’s outstanding common stock increased to 15,925,000 shares.

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

Results of Operations

Three Months Ended November 30, 2008 compared to the Three Months ended November 30, 2007

     We reported a net loss for the three months ended November 30, 2008 of $29,377 compared to net loss of $36,977 for the same period in 2007.

     Our other general and administrative costs were $1,731 during the three month period ended November 30, 2008. There was $2,615 of general and administrative expense for the period three months ended November 30, 2007.

     We had $27,754 of professional fess, $4,900 of which were non-cash, during the three months ended May 31, 2008, compared to $35,808 of professional fees, $12,500 of which were non-cash, for the three months ended November 30, 2007. The professional fees in 2008 are for consultants paid to locate future lease opportunities and for required SEC filings and legal fees associated with Company stock offerings.

Nine months ended November 30, 2008 compared to the Period May 1, 2007 (inception) to November 30, 2007

     We reported a net loss for the nine months ended November 30, 2008 of $324,666 compared to net loss of $55,078 for the period May 1, 2007 (inception) to November 30, 2007.

     We had personnel expense of $175,602 in the nine months ended November 30, 2008 compare to no personnel expense for the period May 1, 2007 (inception) to November 30, 2007.

     Our other general and administrative costs were $15,895 during the six month period ended November 30, 2008. There was $9,016 of general and administrative expense for the period May 1, 2007 (inception) to November 30, 2007.

     We had $135,942 of professional fess, $4,900 of which were non-cash, during the nine months ended November 30, 2008, compared to $48,608 of professional fees, $25,300 of which were non-cash for the period May 1, 2007 (inception) to November 30, 2007. The professional fees in 2008 are for consultants paid to locate future lease opportunities and for required SEC filings and legal fees associated with Company stock offerings.

Liquidity and Capital Resources

     As of November 30, 2008, we had working capital of $92,030, and it is uncertain whether this amount will be sufficient to fund operations. Therefore, we may seek additional sources of capital for the coming year.

     For the nine months ended November 30, 2008, we used cash from operations of $51,764. Cash used in operations was primarily a result of our net loss offset by activity in trading securities, compared to cash used from operations of $5,477 for the period May 1, 2007 (inception) to November 30, 2007 which was primarily due to our net loss offset by contributed services..

     Cash used in investing activities was $35,803 for the nine months ended November 30, 2008, primarily from payment of delay rentals and joint venture title costs, compared to cash used of $29,723 for the period May 1, 2007 (inception) to November 30, 2007, primarily from payment of delay rentals offset by the sale of one leasehold and a deposit refund.

     Cash flow provided by financing activities was $185,000 for the nine months ended November 30, 2008 compared to $249,210 for the period May 1, 2007 (inception) to November 30, 2007. Cash provided was from the placement of Company stock in both periods.

     During the nine months ended November 30, 2008 the Company sold 925,000 units, each unit consisting of one free trading share of its common stock and one warrant to purchase one share of tree trading common stock exercisable at $.50 per share. The Company received proceeds of $185,000 from the sale of the units. The offering was made as part of the Form S-1 Post Effective Amendment 3 which became effective on July 14, 2008. Following the above sale, the Company’s outstanding common stock increased to 15,925,000 shares.

     During the period May 1, 2007 (inception) to November 30, 2007, the Company completed a private placement of 5,000,000 units of Sterling at $.05 per unit. Each unit consists of one (1) share of Sterling restricted common stock and one (1) warrant for half (1/2) a share of Sterling common stock exercisable at $.25 per share. The company received cash of $250,000 and recorded offering costs of $790. The Purchase Agreement for the units committed the Company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement. The registration statement was filed in December, 2007 and became effective March 17, 2008

As of the date of this report, we have yet to generate revenues from our current business operations.

Financial Instruments and Other Information

     As of November 30, 2008 and November 30, 2007 we had cash, marketable securities, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

As of November 30, 2008, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned. Unevaluated properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

After completion of the Company’s 2008 impairment assessment, the Company determined that some of its holdings in Montana, primarily in Rosebud and Custer Counties, are subject to impairment. As a result the Company recorded a non-cash impairment expense of $571,000 for the year ending February 29 2008.

During the nine months ended November 30, 2008, the Company completed an impairment review of its oil and gas leaseholds and elected not to pay delay rentals on leases in Rosebud and Custer counties of Montana and therefore abandoned the leases. The effect of the abandonment of these leases was a reduction in our net mineral acreage of 54,614.29 to 22,511.094. The Company wrote off $516,000 against its impairment reserve to reflect the reduction in acreage. The Company has determined that the remaining leaseholds are appropriately valued in the financial statements.

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

Recently Issued Accounting Pronouncements:

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not anticipate that the adoption of SFAS 162 will materially impact the Company

In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. We do not anticipate the adoption of SFAS 163 will have any effect on the Company’s future financial position or results of operations.

In September 2008 the FASB issued FSP FAS 133-1 and FIN 45-4Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The credit derivatives market has expanded significantly over the past few years. Financial statement users and others have expressed concerns that the current disclosure requirements for derivative instruments and certain guarantees do not adequately address the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives and certain guarantees. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We do not anticipate the adoption of this FSP will have a material effect on the Company’s future financial position or results of operations.

Off-Balance Sheet Arrangements

     From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of November 30, 2008 and November 30, 2007, there were no off –balance sheet arrangements.

ITEM 4T.     CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of November 30, 2008. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of November 30, the Company’s disclosure controls and procedures were effective.

     There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting,

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings None

ITEM 2. (a) Unregistered Sales of Equity Securities. None

                (b) Use of Proceeds:

                               Working capital $185,000

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of January, 2009.

Sterling Oil & Gas Company

BY:  TIMOTHY BARRITT
        Timothy Barritt, President and Principal Executive Officer

BY:  RICHARD G. STIFEL
        Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer