Form 10-K
period 2009-02-28
Sterling Oil & Gas CO
filed 2009-05-29
CIK 1402273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
√  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_________

Commission file number 000-52959

Sterling Oil & Gas Company
(Name of small business issuer in its charter)

Nevada	20-8999059
(State of Incorporation)	(I.R.S. Employer Identification No.)

121 W. Merino St
PO Box 500
Upton, WY 82730
(307) 468-9368

Securities Registered Pursuant to Section 12(g) of the Act:
Name of Each Exchange
Title of Each Class	on which Registered

Common Stock, $.00001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.[  ]  Yes[√]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act[ ]  Yes

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [√ ]  Yes [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [√ ]  Yes[  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[√]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[  ]  YesNo  [√]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity , as of the last business day of the registrant’s most recently completed second fiscal quarter, $2,421,820.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,925,000 shares of common stock, $.00001 par value as of May 29, 2009

DOCUMENTS INCORPORATED BY REFERENCE

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

ITEM 1.          BUSINESS.

General Development of the Business

We were incorporated on May 1, 2007 as a Nevada corporation.   In connection with our incorporation our then parent company, Big Cat Energy Corporation (“Big Cat”), transferred to us oil and gas prospects located in the states of Montana and Wyoming (See “Undeveloped Oil and Gas Properties, Leasehold Interests.” and “Item 2.  Properties”).  Thereafter, on June 8, 2007, we completed a private offering of 5,000,000 units for a total consideration of $250,000, with each unit consisting of one share of common stock and one warrant to purchase a half share of  our common stock.  During the year ended February 28, 2009, the Company sold 925,000 units in a registered public offering for $.20 per unit, each unit consisting of one registered free trading share of its common stock and one warrant to purchase one registered share of free trading common stock exercisable at $.50 per share.  The Company received proceeds of $185,000 from the sale of units. The offering was made pursuant to Form S-1, Post Effective Amendment 3, which became effective on July 14, 2008.    In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants is included within the equity section and not separately recorded from the common shares issued as part of the private placement. The focus of our business is oil and gas assessment and, if warranted, exploration of our prospects.

Our principal executive office is located at 121 W. Merino St., Upton, WY 82730. Our telephone number is (307) 468-9368. Our fiscal year end is the last day of February.   We have not conducted any market research into the likelihood of success of our operations in the oil and gas industry.  We have no revenues and have incurred losses since inception.  The information contained herein is forward looking.

Narrative Description of the Business

Undeveloped Oil and Gas Properties, Leasehold Interests

During the fiscal year ended February 29, 2008, Big Cat Energy Corporation, then the parent corporation of the Company, transferred approximately 77,076 undeveloped net mineral acres in the Powder River Basin of Montana and Wyoming to the Company in exchange for 10,000,000 shares of Sterling common stock.  (see “Recent Sales of Unregistered Securities” for additional information). We may conduct exploration on one or more of our leasehold interests. There is, however, no assurance that we will. Any exploration of these properties is subject to finding adequate funding to do such exploration. In addition, we may conduct our own field tests on one or more of our properties.

During the fiscal year ended February 28, 2009, the Company decided not to continue to pay the delay rentals on the leases in Custer and Rosebud counties of Montana. As a result of this decision and the subsequent sale of an additional interest, the Company now holds leases on approximately 21,047 undeveloped net mineral acres. See Note 9 to the Financial Statements “Subsequent Events.”

The Company and its then parent Big Cat entered into a Consultation Services Agreement effective October 15, 2007 with American Oil & Gas Corporation (“Consultant”), a private oil and gas consulting company, with respect to the Company’s oil and gas exploration and development business.  The agreement provided that Consultant would assess potential oil and gas projects for the Company and that the consultant could purchase up to a 10% working interest in the projects evaluated.   Effective September 2009, the Company suspended indefinitely all consulting activity by the consultant, due to cash flow concerns.

Regulatory Matters

The Company has not produced oil and gas.   However the information below regarding existing and potential regulation of oil and gas exploration, development and production summarizes various laws and regulations that do or may in the future affect the activities of the Company if it is successful in developing and producing oil and gas.  The exploration, production and transportation of all types of hydrocarbons is subject to significant governmental regulations.  Our operations may in the future also be affected in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production operations and economics are, or in the past have been, affected by industry specific price controls, taxes, conservation, safety, environmental and other laws relating to the petroleum industry, and by changes in such laws and by constantly changing administrative regulations.

Exploration, Development and Production

If the Company is successful in conducting exploration activities and is successful in producing oil and gas, its operations will or may be subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring the operator of oil and gas properties to possess permits for the drilling and development of wells, to post bonds in connection with various types of activities, and to file reports concerning operations. Most states, including Montana, where the Company’s properties are located, and some counties and municipalities, regulate one or more of the following:

the location of wells;

the method of developing and casing wells;

the surface use and restoration of properties upon which wells are drilled;

the plugging and abandoning of wells; and

notice to surface owners and other third parties.

Some states, including Montana, regulate the size and shape of development and spacing units or pro-ration units for oil and gas properties. Some states allow forced pooling or unitization of tracts to facilitate exploitation while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws which establish maximum allowable rates of production from gas and oil wells, generally prohibit the venting or flaring of gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of gas and oil that can be produced from wells or limit the number of wells or the locations at which these wells can be drilled. Moreover, each state, including Montana, generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids ("NGLs") within its jurisdiction.

The failure to comply with these rules and regulations can result in substantial penalties, including lease suspension. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect us.

Regulation of Transportation and Sale of Natural Gas

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

Generally, intrastate natural gas transportation is subject to regulation by state regulatory agencies, although FERC does regulate the rates, terms, and conditions of service provided by intrastate pipelines that transport gas subject to FERC's NGA jurisdiction pursuant to Section 311 of the NGPA. The basis for state regulation of intrastate natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in Montana and any other states in which we may operate and ship natural gas on an intrastate basis will not affect our operations in any way that is materially different from the effect of such from the effect thereof on our competitors.

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. The transportation of oil in common carrier pipelines is subject to rate regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil that allowed for an increase or decrease in the cost of transporting oil to the purchaser. A review of these regulations by FERC in 2000 was successfully challenged on appeal by an association of oil pipelines. On remand, FERC, in February 2003, increased the index slightly, effective July 2001. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions, including those in Montana. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is materially different from the effect of such regulation on our competitors.

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

Environmental Matters

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

Title to Properties

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

Competition

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

Employees

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

RISK FACTORS.

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


We are a newly formed company and have never made a profit and may not be profitable in the future.    Our auditors have included an additional explanatory paragraph in their report which indicates substantial doubt on our ability to continue as a going concern.  The Company was formed in May, 2007, has never been profitable and may never be profitable.


We have substantial capital requirements necessary for undeveloped properties for which we may not be able to obtain adequate financing.  All of our oil and gas prospects are undeveloped.  Recovery of any revenues from our prospects will require significant capital expenditures.  Further, any future issuances of equity securities to raise capital would likely result in dilution to our then existing shareholders and incurring additional indebtedness would result in increased interest expense and debt service charges.   The development and continuation of the existing international financial and credit crisis is expected to have an ongoing adverse effect on our ability to obtain necessary investments and financing.


We face significant competition, and many of our competitors have resources in excess of our available resources.  The oil and gas industry is highly competitive.  We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of properties.


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


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


Our business may suffer if we lose key personnel.  We depend to a large extent on the services of our existing officers and directors.  The loss of the services of any of them may have a material adverse effect on our operations. We have not entered into any employment contracts with our executive officers and have not obtained key person life insurance on them.


The liquidity, market price and volume of our stock are volatile.  Our common stock is traded on the FINRA OTC Bulletin Board.  The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, if our common stock is not traded on a suitable trading market.  There is presently only a sporadic or limited public market for our common stock and it is likely that any market will be highly volatile and that the trading volume in such market will be limited.


Our stock is subject to certain penny stock rules.   Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated there under which impose additional sales practice requirements on brokers/dealers who sell our securities in the aftermarket.   The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.   These rules require additional disclosure by broker-dealers in connection with any trades.   Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.   The additional burdens imposed upon broker-dealers by such requirements may also discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock.


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


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

ITEM 2.          PROPERTIES.

Oil and Gas Prospects.

The Company presently owns an interest in approximately 80 leases of oil and gas prospects located in Montana.  These leases cover approximately 25,636.51 gross acres.  Most of the state leases carry an initial term of 5 or 10 years and have no renewal provisions. The Company has a working interest in the leases.  These leases are more fully described below:

State of Montana-Leases	Gross Acreage	Net Mineral Acreage	Remaining Term
Powder River County, MT	13,553.790	13,553.790	7 yr

Totals	13,533.790	13,553.790

Fee Leases-Individual & Entities (Montana)
Powder River County, MT	2,439.530	1,219.710	2 yr
Powder River County, MT	5,111.180	4,691.180	2 yr
Powder River County, MT	4,552.010	1,582.190	2 yr

Totals	12,102.720	7,493.080

Landowners and former lessees of the foregoing leases have retained royalty interests in the properties that range from approximately 16% to 25%.    The Net Mineral Acreage shown in the second column represents the net mineral acreage ownership the Company has in leases based on initial title work. If the Company decides to develop these leases, it may be required to obtain additional mineral acreage.  In addition, the Company will need to establish an operator of the working interests for any potential project.

Effective December 31, 2007, the Company entered into a Purchase and Sale Agreement with Cedar Resources Corporation of Gillette, Wyoming. Pursuant to the agreement, the Company sold and Cedar Resources purchased 50% of the Company’s right title and interest in certain oil and gas leases and appurtenant rights and records in our Wyoming properties for $185,265.  Pursuant to the agreement, the parties entered into a Joint Operating Agreement for the properties and Cedar Resources agreed to become the operator.  However, the Company accepted an offer March 3, 2009, and sold its interest in Cedar Resources to an independent third party, see Note 9 “Subsequent Event”

The Company has no productive wells and no known or proven oil or gas reserves. The Company has not engaged in any drilling activity since its organization on May 1, 2007.

Offices

Our principal executive office is located at 121 W. Merino St., Upton, WY 82730 and is shared with an affiliated company, Big Cat Energy Corporation. Our telephone number is (307) 468-9368. We also maintain an administrative office in Parker, CO at 12164 Elton Way, Parker, Colorado, 80138. The telephone number is 303-358-3840.  We believe that our current office space and facilities are sufficient to meet our present needs, and we do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not presently a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended February 2009 there were no matters submitted to a vote of the Company's stockholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Our shares are traded on the FINRA OTC Bulletin Board under the symbol SGOG. Our common stock began trading on the OTC Bulletin Board on February 3, 2009.

The following table shows the high and low bid price for our common shares for the quarters indicated.

	HIGH ($)	LOW ($)
2009 12/1/2008-2/28/2009	$0.20	$0.01

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of May 29, 2009 we had 15,925,000 shares issued and outstanding. We estimate that we have approximately seventy (70) shareholders, excluding those shares held in street name.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The Company does not have an equity compensation plan.

Recent Sales of Unregistered Securities

The following table sets forth securities of the registrant sold by the registrant which were not registered under the Securities Act and includes any sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and any new securities resulting from the modification of outstanding securities. All Units shown below were sold for $.05 each and consisted of one share of common stock and one warrant to purchase a half share of common stock exercisable for $.25 each. The Company also issued 10,000,000 restricted shares of common stock to its then parent, Big Cat Energy Corporation in May, 2007, valued at $.1794 each in exchange for properties contributed to the Company at organization. These sales of restricted securities were made in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933.   No fees, discounts or commissions were paid in connection with the sales.

Names of Purchasers	Total number of Units purchased

Barrett, Timothy	250,000
Batell Investment Ltd.	50,000
Burney, Nigel	25,000
EMEA Trade Ltd.[5]	750,000
Girling, Andrew	25,000
Goritsa, Anna	500,000
Goodale, Robert	250,000
Hill-Moody, Myee	25,000
Korpan, Jerry	25,000
Lacitinola, Linda	75,000

Ladner Rose Investments Ltd.	600,000
Lowe, William	125,000
Murphy, Raymond	250,000
Nurse, Bruce	50,000
Papdimas, Georgios	400,000
Papasachinis, Anastasios	500,000
Peck, Keith L.	50,000
Puetter, Marcel	100,000
Saunders, Robert	25,000
Saunders, Ryan	25,000
Schaefer, Coalton	500,000
Smith, Warwick	25,000
Staude, Laura	25,000
Stockdale Trust	250,000
Williams, Andrew	100,000

TOTALS	5,000,000

5EMEA Trade Ltd. Is owned and controlled by Dass Treuhand who exercises sole voting and dispositive control over the shares.

6Ladner Rose Investments Ltd. Is owned and controlled by David Elliot and David Shepherd who exercise sole voting and dispositive control over the shares.

Use of Proceeds from Public Offering

During the fiscal year ended February 28, 2009, the Company raised $185,000 from a registered public offering of Units, each Unit consisting of one share of common stock and a warrant to purchase a share of common stock.   No underwriting discounts, commissions or fees were paid in connection with the offering.   The securities were sold pursuant to a Post Effective Amendment that was effective July 14, 2009, Registration Statement number 333-148034.  Following sale of 925,000 Units, the offering was closed.   Proceeds of the offering were used for working capital requirements.

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

Plan of operation

The Company acquired various unevaluated oil and gas leases in Montana and Wyoming from Big Cat on May 1, 2007. The unevaluated oil and gas properties were initially recorded at the historical cost basis, based on cash paid by Big Cat of $1,794,231.

During the period May 1, 2007 (inception) to February 29, 2008, the Company paid delay rentals and expenses associated with our leaseholds in the amount of $137,180 and sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company received gross proceeds of $22,968, and retained a two percent overriding royalty interest on the transferred leasehold interest. The Company also received a refund of a deposit on certain leaseholds of $80,856. During the year ended February 28, 2009, the Company paid delay rentals and title work expenses on a Wyoming joint venture in the amount of $71,152.

During the year ended February 28, 2009, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on leases in Rosebud and Custer counties of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction in our net mineral acreage of 54,614 to 22,511. The Company reduced its impairment reserve by $516,000 to reflect the reduction in acreage.

During the year ended February 28. 2009, the Company reviewed its oil and gas leaseholds and based on the sale of its interest in Cedar Resources, see Note 9 “Subsequent Event”, and additional information, the Company recorded an impairment of $428,855 on its leasehold interests.

With regard to developing the Company’s interests, effective December 31, 2007, the Company entered into a joint venture agreement with Cedar Resources Corporation, a gas producer in the Powder River Basin. We sold 50% of our leasehold interests in our Wyoming properties to Cedar Resources for cash and a 50% working interest in future development of the Company’s Wyoming leaseholds. The Company received $185,265 from the sale to Cedar Resources.  Effective March 3, 2009, the Company accepted an offer to sell its 50% interest in the joint venture with Cedar Resources for $183,000. The transaction closed April 8, 2009. The current book value of the leaseholds sold was $258,110. The effect of this sale reduced the Company’s leasehold net mineral acres from 22,511 to 21,047. The Company has recorded an impairment of $75,110, as of February 28, 2009, to reflect the effects of this subsequent event.

The Company previously retained the services of American Oil and Gas Corporation, a privately held oil and gas consulting company, to assist the Company with obtaining potential oil and gas ventures in the Rocky Mountain area.   However, the Company recently suspended indefinitely its agreement with American Oil and Gas Company, due to cash flow constraints.

During June 2007, we sold a private placement of 5,000,000 units of restricted common stock and warrants of Sterling at $.05 each. Each unit consisted of one (1) share of Sterling common stock and one (1) warrant, each exercisable to purchase half  (1/2)  a share of restricted Sterling common stock at $.25 per share. The Company received cash of $250,000 and recorded offering cost of $790.  The Purchase Agreement for the units committed the Company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement.  The Company filed an S-1 (then SB-2) registration statement on December 12, 2007. This S-1 registration included an additional 10,000,000 registered shares for sale by the Company.

During the year ended February 28, 2009, the Company sold 925,000 units for $.20 per unit, each unit consisting of one registered free trading share of its common stock and one warrant to purchase one registered share of free trading common stock exercisable at $.50 per share.  The Company received proceeds of $185,000 from the sale of units. The offering was made as part of the Form S-1 Post Effective

Amendment 3 which became effective on July 14, 2008. Following the above sale, the Company’s outstanding common stock increased to 15,925,000 shares. After the completion of this sale the Company closed the offering.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants is included in the equity section and not separately recorded from the common shares issued as part of the private placement.

For the year ending February 28, 2010, the Company’s plan of operation is to evaluate new oil and gas projects that may become available to the Company and evaluate utilization of the Company’s existing Montana leasehold interests. It is estimated that such projects may range in size from $250,000 to $2,500,000 each and would be dependent upon additional fundraising.   We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Limited operating history; need for additional capital

There is limited historical financial information about our current operations upon which to base an evaluation of our performance. We are in the exploration stage and have not generated any revenues from current operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, which may preclude necessary acquisition, exploration and development of oil and gas prospects.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Any equity financing could result in additional dilution to existing shareholders.

Results of Operations

Year ended February 28, 2009 compared to the Period May 1, 2007 (inception) to February 29, 2008

We reported a net loss for the year ended February 28. 2009 of $750,266 compared to net loss of $740,320 for the period May 1, 2007 (inception) to February 29, 2008. The net losses included non-cash impairment expense of $428,855 and $571,000 in the years ended February 2009 and 2008 respectively. We had personnel expense of $175,602  for the year ended February 28, 2009 compare to $65,876 for the period May 1, 2007 (inception) to February 29, 2008.  Our other general and administrative costs were $15,740 for the year ended February 28, 2009. Compared to $13,344 for the period May 1, 2007 (inception) to February 29, 2008

We had $132,918 of professional fees, $8,700 of which were non-cash, during the year ended February 28,2009, compared to $95,965 of professional fees, $30,800 of which were non-cash for the period May 1, 2007 (inception) to February 29, 2008. The professional fees are for consultants paid to locate future lease opportunities and for required SEC filings and legal fees associated with Company stock offerings.

Liquidity and Capital Resources

As of February 28, 2009, we had working capital of $63,736 and it is uncertain whether this amount will be sufficient to fund operations. Therefore, we may seek additional sources of capital for the coming year.

For the year ended February 28, 2009, the $53,953 of “net cash used in” operations was primarily a result of our net loss of $750,266, which resulted from $428,855 in non-cash impairment expense and liquidation of trading securities of $285,666 to pay operating expenses. For the period May 1, 2007 (inception) to February 29, 2008, “net cash used in” operations of $394,693, was primarily due to our net loss of $740,320 which resulted from $571,000 in non-cash impairment expense, offset by receipt of $285,666 in trading securities and contributed services of $30,800.

“Cash used in” investing activities was $71,152 for the year ended February 28, 2009, and primarily resulted from payment of delay rentals and joint venture title costs.   “Cash provided” of $151,909 for the period May 1, 2007 (inception) to February 29, 2008, resulted primarily from $289,089 in proceeds from the sale of properties and refund of a deposit on an oil and gas lease, offset by $137,180 expended for the purchase of unevaluated oil and gas properties..

Cash flow provided by financing activities was $185,000 for the year ended February 28, 2009 compared to $249,210 for the period May 1, 2007 (inception) to February 29, 2008.  Cash provided was from the sale of Company stock in both periods as described below.

During the year ended February 28, 2009 the Company sold 925,000 units, each unit consisting of one registered free trading share of its common stock and one warrant to purchase one registered share of free trading common stock exercisable at $.50 per share.  The Company received proceeds of $185,000 from the sale of the units. The offering was made as part of the Form S-1 Post Effective Amendment 3 which became effective on July 14, 2008. Following the above sale, the Company’s outstanding common stock increased to 15,925,000 shares.

During the period May 1, 2007 (inception) to February 29, 2008, the Company completed a private placement of 5,000,000 units of Sterling at $.05 per unit. Each unit consists of one (1) share of Sterling restricted common stock and one (1) warrant to purchase half  (1/2)  a share of restricted Sterling common stock exercisable at $.25 per share. The Company received cash of $250,000 and recorded offering costs of $790.  The Purchase Agreement for the units committed the Company to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement. The registration statement was filed in December, 2007.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants is included in the equity section and not separately recorded from the common shares issued.

Financial Instruments and Other Information

As of February 28, 2009 and February 29, 2008 we had cash, marketable securities, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Critical Accounting Policies

Use of Estimates in the Preparation of Financial Statements.  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of any oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions it believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable.

Oil and Gas Properties.  The Company follows the full cost method of accounting whereby all costs related to the acquisition and exploration of oil and gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration activities and costs of drilling both productive and non-productive wells.  Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. Generally, any such sale of unevaluated properties will also be recognized on a cost recovery basis with no gain or loss.

As of February 28, 2009, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned The unevaluated properties are assessed annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

During the year ended February 28, 2008, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on leases in Rosebud and Custer counties of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction in our net mineral acreage of 54,614 to 22,511. The Company wrote off $516,000 against its impairment reserve to reflect the reduction in acreage.

During the year ended February 28. 2009, the Company reviewed its oil and gas leaseholds and based on the sale of its interest in Cedar Resources, see Note 9 “Subsequent Event ”, and additional information, such as an analysis of the limited volume of lease transactions in the area and consideration of water disposal requirements, the Company recorded an impairment of $428,855 on its leasehold interests.

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

Risks and Uncertainties.  Historically, oil and gas prices have experienced significant fluctuations and have been particularly volatile in recent years.  Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors.  Increases or decreases in prices received could have a significant impact on future results.

Recent Accounting Pronouncements

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for our fiscal year commencing May 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141(R) will have a minimal impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time. The Company is still assessing the impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued staff position FSP No. 157-2, that defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. Management is currently assessing the effect of the adoption of FSP No. 157-2, to nonfinancial assets and nonfinancial liabilities.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not anticipate that the adoption of SFAS 162 will materially impact the Company.

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

In September 2008 the FASB issued FSP FAS 133-1 and FIN 45-4 Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The credit derivatives market has expanded significantly over the past few years. Financial statement users and others have expressed concerns that the current disclosure requirements for derivative instruments and certain guarantees do not adequately address the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives and certain guarantees. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We do not anticipate the adoption of this FSP will have a material effect on the Company’s future financial position or results of operations.

Off Balance Sheet Arrangements

None.

ITEM 8.          FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sterling Oil and Gas Company

We have audited the accompanying balance sheet of Sterling Oil and Gas Company (an exploration stage company) as of February 28, 2009 and the related statement of operations, shareholders’ equity, and cash flows for the year then ended and the cumulative period from May 1, 2007 (inception) to February 28, 2009. We did not audit the cumulative period from May 1, 2007 (inception) to February 29, 2008.  Those amounts were audited by other auditors whose report dated May 27, 2008 has been furnished to us, and our opinion, insofar as it relates to the cumulative amounts from May 1, 2007 (inception) to February 29, 2008, is based solely on the report of the other auditors.  Sterling Oil and Gas Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Oil and Gas Company as of February 28, 2009, and the results of its operations and its cash flows for the year ended February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

We have also audited the combination in the statements of operations, cash flows, and shareholders’ equity of the amounts as presented for the year ending February 28, 2009 with the amounts for the corresponding statements for the period from May 1, 2007 (inception) through February 29, 2008. In our opinion the amounts have been properly combined for the period from May 1, 2007 (inception) through February 28, 2009.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenue, has incurred substantial losses from operations and is in the exploration stage.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
May 11, 2009

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

HEIN & ASSOCIATES LLP

Denver, Colorado
May 27, 2008

Sterling Oil & Gas Company
(An Exploration Stage Company)
Balance Sheets

	February 28,	February 29,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$66,321	$6,426
Marketable securities	--	285,666
Total current assets	66,321	292,092

Oil and Gas Properties-Unevaluated Properties, full cost method
(less $483,855and $571,000 impairment respectively)	713,619	1,071,322

Total Assets	$779,940	$1,363,414

Liabilities and Shareholders’ Equity

Accounts payable	$2,585	$29,493

Commitment and Contingencies (Notes 2 and 8)

Shareholders’ equity:
Preferred stock, $.00001 par value; 100,000,000 shares authorized, 0 shares
issued and outstanding	--	--

Common stock, $.00001 par value; 100,000,000 shares authorized,
15,925,000 and 15,000,000 shares issued and outstanding
at February 28, 2009 and February 29, 2008, respectively	159	150
Additional paid-in capital	2,267,782	2,074,091
Deficit accumulated during development stage	(1,490,586)	(740,320)

Total shareholders’ equity	777,355	1,333,921

Total Liabilities and Shareholders’ Equity	$779,940	$1,363,414

See accompanying notes to financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Statements of Operations

		From
		Inception	May 1, 2007
		(May 1, 2007)	(Inception)
	For the year	through	Through
	ended February 28,	February 29,	February 28,
	2009	2008	2009
Revenues	$--	$--	$--

Costs and expenses
Personnel costs	175,602	65,876	241,478
Professional fees	132,918	95,965	228,883
Impairment expense	428,855	571,000	999,855
Other general and
administrative	15,740	13,344	29,084

Operating loss	(753,115)	(746,185)	(1,499,300)

Other income (expense)
Interest income	2,849	5,865	8,714

Net loss	$(750,266)	$(740,320)	$(1,490,586)

Basic and diluted loss per share	$(0.05)	$(0.05)

Weighted average common
shares outstanding, basic
and diluted	15,382,808	13,776,230

See accompanying notes to financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Statements of Cash Flows

			From
		Inception	Inception
	For the Year	(May 1, 2007)	(May 1, 2007)
	ended	through	through
	February 28,	February 29,	February 28,
	2009	2008	2009
Cash Flows From Operating Activities:
Net Loss	$(750,266)	$(740,320)	$(1,490,586)
Adjustments to reconcile net loss to net cash used by
operating activities:
Contributed services	8,700	30,800	39,500
Impairment expense	428,855	571,000	999,855
Changes in operating assets and liabilities:
Trading securities	285,666	(285,666)	--
Accounts payable	(26,908)	29,493	2,585

Net cash (used in)
operating activities	(53,953)	(394,693)	(448,646)

Cash flows from investing activities:
Unevaluated oil and gas properties-purchases	(71,152)	(137,180)	(208,332)
Refund of purchase deposit	--	80,856	80,856
Undeveloped oil and gas properties-sales	--	208,233	208,233
Net cash provided by (used in)
investing activities	(71,152)	151,909	80,757

Cash flows from financing activities:
Proceeds from the sale of common stock	185,000	250,000	435,000
Payments for offering costs	--	(790)	(790)
Net cash provided by
financing activities	185,000	249,210	434,210

Net Increase (Decrease) in cash and
cash equivalents	59,895	6,426	66,321

Cash and cash equivalents:
Beginning of period	6,426	0	0

End of period	$66,321	$6,426	$66,321

Noncash investing and financing transaction:
Transfer of oil and gas properties from Big Cat	$--	$1,794,231	$1,794,231

See accompanying notes to financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Statement of Shareholder Equity

				DEFICIT
				INCURRED
	COMMON STOCK		ADDITIONAL	DURING
		PAR VALUE	PAID-IN	EXPLORATION
	SHARES	$.00001	CAPITAL	STAGE	TOTAL

Balance, at Inception (May 1, 2007)	--	$--	$--	$--	$--
Stock issued for properties
transferred from Big Cat at
inception, 5/1/2007, $0.1794
per share	10,000,000	100	1,794,131	–	1,794,231
Private placement June 2007, $0.05
per share	5,000,000	50	249,950	–	250,000
Other-contributed services	–	–	30,800	–	30,800
Other costs-issuance fees			(790)		(790)
Net loss	–	–	–	(740,320)	(740,320)

Balance, February 29, 2008	15,000,000	150	2,074,091	(740,320)	1,333,921
Public offering August 2008, $0.20
per share	325,000	3	64,997	–	65,000
Public offering October 2008,
$0.20 per share	600,000	6	119,994	--	120,000
Other-contributed services	--	--	8,700	--	8,700
Net loss-	–	–	–	(750,266)	(750,266)

Balance, February 28, 2009	15,925,000	$159	$2,267,782	$(1,490,586)	$777,355

See accompanying notes to financial statements.

1.	Organization and Nature of Operations:

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

Going Concern

As of February 28, 2009, the Company had working capital of approximately $63,736 and stockholders’ equity of $777,355. Sterling has relied upon outside investor funds to maintain its operations and develop its business. Sterling’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company and there is substantial doubt about the ability of the Company to continue as a going concern.

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

Short-Term Investments and Marketable Securities

The Company has purchased unsecured commercial paper (floating rate demand notes) of Ford Motor Credit Company, which has been classified as trading securities. These securities are stated at fair value based on interest rates that approximate market rates and the short term maturity of the notes.  The income earned on these investments has been included in interest income in the accompanying financial statements.

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

As of February 28, 2009, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned.  Unevaluated properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

After completion of the Company’s impairment assessment, the Company determined that some of its

holdings in Montana, primarily in Rosebud and Custer Counties, are subject to impairment.    As a result the Company has recorded a non-cash impairment expense of $571,000 for the year ending February 29, 2008.

During the year ended February 28, 2009, the Company reviewed its oil and gas leaseholds and based on the sale of its interest in Cedar Resources, see Note 9 “Subsequent Event”, and additional information, the Company recorded an impairment of $428,855 on its leasehold interests.

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

Asset Retirement Obligations

The Company will follow the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations at such time it acquires or drills oil and gas wells.  The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties will be recorded when incurred, generally upon acquisition or completion of a well.  The net estimated costs will be discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties.  Such costs will be capitalized as part of the related asset.  The asset will be depleted on the units-of-production method on a field-by-field basis.  The associated liability will be classified in other long-term liabilities in the accompanying balance sheets.  The liability will be periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements.  The accretion expense will be recorded as a component of depreciation, depletion and amortization expense in the accompanying statements of operations.  At the end of February 2009 and 2008, the Company has recorded no SFAS 143 obligation.

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

On March 1, 2008 we adopted FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We have identified no significant uncertain tax positions as of February 28, 2009. The cumulative effect of adopting FIN 48 has resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of February 28, 2009.

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

As of February 28, 2009 the Company had 15,925,000 shares of common stock outstanding and warrants for the purchase of 3,425,000 shares. As of February 29, 2008 the Company had 15,000,000 shares of common stock outstanding and warrants for the purchase of 2,500,000 shares. The warrants were excluded from the calculation of diluted earnings per share for both years, due to the fact that they were anti-dilutive.

Other Comprehensive Income

The Company does not have any material items of other comprehensive income for the years ended February 2009 and 2008.  Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Reclassifications

Certain amounts in the February 29, 2008 financial statements have been reclassified to conform to the presentation in the February 28, 2009 financial statements, such reclassifications had no effect on the net loss.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for our fiscal year commencing May 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141(R) will have a minimal impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time. The Company is still assessing the impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued staff position FSP No. 157-2, that defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. Management is currently assessing the effect of the adoption of FSP No. 157-2, to nonfinancial assets and nonfinancial liabilities.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not anticipate that the adoption of SFAS 162 will materially impact the Company.

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

In September 2008 the FASB issued FSP FAS 133-1 and FIN 45-4 Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The credit derivatives market has expanded significantly over the past few years. Financial statement users and others have expressed concerns that the current disclosure requirements for derivative instruments and certain guarantees do not adequately address the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives and certain guarantees. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We do not anticipate the adoption of this FSP will have a material effect on the Company’s future financial position or results of operations.

4.	Oil and Gas Property Acquisitions:

Costs directly associated with the acquisition and exploration of unevaluated properties is excluded from the full cost amortization pool, until they are evaluated. As described in Note 1, the Company acquired various unproven oil and gas leases in Montana and Wyoming from Big Cat Energy as of May 1, 2007.

During the period from inception (May 1, 2007) through February 29, 2008, the Company purchased mineral leases and paid delay rentals in the amount of $137,180, received proceeds of $80,856 for a refund of deposits on leasehold purchases and sold one oil and gas leasehold interest consisting of 184 net mineral acres. The Company received gross proceeds of $22,968, and retained a two percent overriding royalty interest on the transferred leasehold interest. The Company entered into a joint venture in December 2007 in which it sold 50% interest in it Wyoming leases for $185,265 and the Company retained a 50% working interest in the leases. The preceding transactions adjusted the carrying value of the assets on the Company’s books under the full cost method of accounting. During the year ended February 28, 2009, the Company paid delay rentals and joint venture costs for title work in the amount of $71,152.

5.     RELATED PARTY TRANSACTIONS:

During the period from inception (May 1, 2007) through December 31, 2007 and the year ended February 28, 2009, certain officers of Big Cat Energy performed part time management duties for the Company. The Company did not pay cash for these services, however, the Company recorded the services at a fair market value as consulting fees and additional paid in capital. Contributed services were $8,700 for the year ended February 28, 2009 compared to $30,800 for the period inception (May 1, 2007) through February 29, 2008.

On May 1, 2007, Big Cat Energy Corporation formed a subsidiary, Sterling Oil & Gas Company (“Sterling”). Big Cat transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs, in return for 10 million shares of Sterling restricted common stock.

6.     SHAREHOLDER EQUITY:

On May 1, 2007, Big Cat Energy Corporation formed Sterling Oil & Gas Company (“Sterling”) as a wholly owned subsidiary. In connection with the organization, Big Cat transferred to Sterling its unevaluated oil and gas properties, consisting of various mineral leases and related costs, in return for 10 million shares of Sterling common stock. The properties were recorded using the predecessor basis of $1,794,231, as recorded on the full cost method.

During June 2007, Sterling sold shares of its restricted common stock through a private placement of 5,000,000 units sold at $.05 per unit. Each unit consisted of one (1) share of Sterling restricted common stock and one (1) warrant to purchase half  (1/2)  a share of Sterling restricted common stock exercisable at $.25 per warrant. As a result of the offering, the Company received cash of $250,000 and recorded offering cost of $790.  The Purchase Agreement for the units committed Sterling to file a registration for the Sterling shares within 180 days of the date of the Purchase Agreement. The company filed an S-1 registration statement on December 12, 2007.

During the year ended February 28, 2009, the Company sold 925,000 units for $.20 per unit, each unit consisting of one free trading registered share of its common stock and one warrant to purchase one share of free trading registered common stock exercisable at $.50 per share.  The Company received proceeds of $185,000 from the sale of units. The offering was made as part of the Form S-1 Post Effective Amendment 3 which became effective on July 14, 2008. Following the above sale, the Company’s outstanding common stock increased to 15,925,000 shares. After the completion of this sale the Company closed the offering.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants is included in the equity section and not separately recorded from the common shares issued.

7.     Income Taxes:

Deferred tax assets (liabilities) are comprised of the following:

	End of February
	2009	2008

Deferred tax assets:
Unevaluated oil & gas properties	$174,000	$208,000
Net operating loss and credit carryforwards	345,000	47,000
Total deferred tax assets	519,000	255,000
Valuation allowance	(519,000)	(255,000)

	$–	$–

A reconciliation of our effective tax rate to the federal statutory tax rate of 35% is as follows:

	End of February
	2009	2008

Expected benefit at federal statutory rate	(35%)	(35%)
State taxes net of federal benefit	(0.96%)	(.96%)
Permanent differences	.43%	1.46%
Change in valuation allowance	35.53%	34.5%

	–	–

The federal net operating loss (NOL) carryforward of approximately $958,000 as of February 28, 2009 begins to expire in 2028.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.  Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.  We have not performed a Section 382 analysis.  However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

Based on managements’ assessment of FIN 48, it was concluded that the adoption of FIN 48, as of March 1. 2008, had no significant impact on the Company’s results of operations or financial position, and required no adjustments to the opening balance sheet.

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

9.     SUBSEQUENT EVENT:

On March 3, 2009, the Company accepted an offer to sell its 50% interest in a joint venture with Cedar Resources for $183,000. The transaction closed April 8, 2009 and was effective as of that date. The current book value of the leaseholds sold was $258,110. The effect of this sale reduced the Company’s leasehold net mineral acres from 22,511 to 21,047.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with changes in accountants, there have been no reportable disagreements or reportable events.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Based on an evaluation required by paragraph (b) of  §240.13a–15 of the effectiveness of the registrant's disclosure controls and procedures (as defined in §240.13a–15(e)), the Company’s principal executive officer and principal financial officer concluded that, as of February 28, 2009, its disclosure controls and procedures are effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The framework used by management to evaluate the effectiveness of the registrant's internal control over financial reporting as required by paragraph (c) of §240.13a–15 is the COSO Internal Control – Integrated Framework.  Based on management’s assessment, management concluded that the Company internal control over financial reporting is effective as of February 28, 2009.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended February 28, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers is set forth below:

Name	Age	Position Held
Timothy G. Barritt	59	President, Principal Executive Officer, and Director
Richard G. Stockdale	65	Director and Vice President
Raymond P. Murphy	50	Director and Chief Operation Officer, Vice President
Richard Stifel	62	Secretary, Principal Financial Officer

Our directors serve until our next annual meeting of the stockholders or until a successor is elected and qualified.  The Board has authority to fill any vacancy that occurs on account of resignation or other cause by appointment of a new director.  The Board of Directors appoints the officers and their terms of office are at the discretion of the Board of Directors. The board of directors has no nominating, auditing or compensation committees.   Each present director of the Company has served as such since his appointment in May, 2007.   The Company does not have independent directors.

Timothy G. Barritt - President, Principal Executive Officer, and Director.    On May 12, 2007, Timothy Barritt was appointed to our board of directors. Mr. Barritt was also appointed president and principal executive officer. Since 1996, Mr. Barritt has owned and operated TYVO, LLC which operates three portable drilling rigs in the methane industry as well as in the water industry. Since July 2005, Mr. Barritt has been a partner in TDR Group, LLC a Wyoming Limited Liability corporation.   He is a director of Big Cat Energy Corporation, a publicly held affiliate of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and shareholders holding greater than ten percent are required to furnish the Company with copies of all Section 16(a)

forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended February 28, 2009, and thereafter, all Section 16(a) filing requirements applicable to officers, directors and shareholders holding greater than ten percent were timely met.

Code of Ethics

The Company has adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics will be furnished upon request without charge.

Board of Director’s Meetings and Attendance at Shareholder Meetings

The Company does not have nominating, compensation or audit committees of the Board. The full board conducts the function of an audit committee.  There were 8 meetings of the Board of Directors held during the fiscal year ended February 28, 2009.    All members of the board were in attendance at the meetings.  The Company expects all directors to be in attendance at shareholder meetings and attempts to schedule meetings at a time when all directors will be able to attend, however conflicting schedules, may on occasion preclude attendance at shareholder meetings.

Audit Committee and Charter

The Company's board of directors does not have an "audit  committee financial expert," within  the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee.  However, the board of directors believes that all members of its board are financially literate and experienced in business matters, and that one or more members of the board are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting;  and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert.  However, the board of directors believes that there is not any board member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant.  The board believes that its current board is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Nominating Committee

The full board of directors of the Company functions as a nominating committee to select potential
additional directors of the Company.   The board has not specifically designated a separate nominating committee because all members of the board of directors desire to be involved in the selection of any new director.  The board does not have a specific charter to govern its actions as a nominating committee, nor are any members of the board “independent”.   Due to the relatively small size of the Company, the risks associated with service on the board of a public company and the limited compensation available to such directors, the Company considers it unlikely that a qualified person would serve on the board that was

truly independent.   However, the board’s unwritten policy for consideration of potential members of the board nominated by shareholders is to seriously consider any potential board member that has personal relationships and/or expertise that might be beneficial to the Company’s business. The Company has in the past and expects to continue in the future to be interested in discussions with persons interested in the Company’s business and able to make a significant contribution to the success of the Company.   Shareholders that desire to introduce persons to the Company’s board of directors should contact Timothy Barritt, Principal Executive Officer and Director with any suggestions or recommendations for director.   He may be reached through the Company’s office telephone 307-468-9368 during regular business hours.   A copy of the resume of any candidates should be submitted with the inquiry.

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

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers and directors since inception (May 1, 2007) through February 28, 2009. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other		Securities		All Other
				Annual	Restricted	Underlying		Compens-
				Compen-	Stock	Options/	LTIP	ation
Name and Principal	Fiscal	Salary	Bonus	sation	Award(s)	SARs	Payouts
Position [1]	Year	($)	($)	($)	($)	(#)	($)	($)
Timothy Barritt	2009	37,500	0	0	0	0	0	4,614
President & CEO	2008	15,000	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

Raymond Murphy	2009	37,500	0	0	0	0	0	3,031
COO	2008	15,000	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

Richard Stockdale	2009	37,500	0	0	0	0	0	823
Vice President	2008	15,000	0	0	0	0	0	0
	2007	0

Richard Stifel	2009	37,500	0	0	0	0	0	5,491
Secretary &	2008	15,000	0	0	0	0	0	0
Treasurer	2007	0	0	0	0	0	0	0

Compensation Committee and Interlocks and Insider Participation

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

Other Compensation

During the fiscal year ended February 28, 2009, the Company paid a portion of the fringe benefit costs for the officers of the Company. During the fiscal year ended February 29, 2008, there was no Other Compensation paid to the officers of the Company.    The Company does not have outside directors.

Indemnification

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the total number of shares owned beneficially by each of our directors and executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares as of May 29, 2009. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares.
Name and Address		Percentage of
Beneficial Owner/ Promoter of the Company	Shares [1]	Shares

Timothy G. Barritt
PO Box 500
Upton, Wyoming 82730	1,248,634	7.8%

Ray Murphy
PO Box 500
Upton, Wyoming 82730	1,248,634	7.8%

Richard Stockdale
PO Box 500
Upton, Wyoming 82730	1,248,634	7.8%

Coalton Schaefer
405 Smith St.
Sheridan, WY 82834	1,165,757	7.3%

Richard G. Stifel
PO Box 500
Upton, Wyoming 82730	75,000	0%

All officers and directors as a group (4 individuals)	3,820,902	24.0%

1 - does not consider warrants to purchase up to 125,000 shares held by each of Messrs Barritt, Murphy and Stockdale, and  up to 75,000 shares held by Mr. Stifel

2 shares are held by the Richard G. Stockdale Revocable Trust dated 6/8/2007

Change in Control

 Effective April 2, 2008, Big Cat Energy Corporation, the then 66.67% parent of the Company, spun off 10,000,000 shares of the Company it owned pro rata to its existing shareholders.  The spin off may be deemed to be a change in control of the Company, although the present officers and directors of the Company have continued to be officers, directors and principal stockholders of both Big Cat and the Company. Pursuant to the spin off of the Sterling shares, Messrs. Barritt, Stockdale and Murphy each received 988,634 shares of Sterling common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On May 1, 2007, Big Cat Energy Corporation formed a subsidiary, Sterling Oil & Gas Company “Sterling”).   Big Cat then transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs, to Sterling in return for 10 million shares of Sterling restricted common stock. See “Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Change in Control” for additional information.

The Company does not have independent directors.   Due to the size of the Company, the risks associated with service on the board of a public company and the limited compensation available to such directors, the Company considers it unlikely that a qualified person would serve on the board that was truly independent.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed since inception during the last partial fiscal year for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2009	$5,150.00	Eide Bailly LLP
2008	n/a	Eide Bailly LLP
2009	$30,347.00	Hein & Associates LLP, Certified Public Accountants
2008	$29,865.00	Hein & Associates LLP, Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph were:

2009	0.00	Eide Bailly LLP
2008	n/a	Eide Bailly LLP
2009	$0.00	Hein & Associates LLP, Certified Public Accountants
2008	$0.00	Hein & Associates LLP, Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2009	0.00	Eide Bailly LLP
2008	n/a	Eide Bailly LLP
2009	$0.00	Hein & Associates LLP, Certified Public Accountants
2008	$0.00	Hein & Associates LLP, Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2009	0.00	Eide Bailly LLP
2008	n/a	Eide Bailly LLP
2009	$0.00	Hein & Associates LLP, Certified Public Accountants
2008	$0.00	Hein & Associates LLP, Certified Public Accountants

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

(1)  Financial Statements

The financial statements of Sterling Oil & Gas Company and the independent registered public accounting firms report dated May 11, 2009 and May 27, 2008, respectively, are incorporated in Item 8 of this report.

(3) Exhibits Required by Item 601 of Regulation SK

Exhibit No.	Document Description
10.1	Purchase and Sale Agreement for the sale of an interest in the Cedar Resources property, effective March 3, 2009.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of May, 2009.

Sterling Oil & Gas Company

BY:	TIMOTHY BARRITT
Timothy Barritt, President and Principal Executive Officer

BY:	RICHARD G. STIFEL
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

TIMOTHY BARRITT	President, Principal Executive Officer,	May 28, 2009
Timothy Barritt	and a member of the Board of Directors

RAYMOND MURPHY	Chief Operations Officer, and	May 28, 2009
Raymond Murphy	a member of the Board of Directors

RICHARD G. STOCKDALE	Treasurer, and a member of the	May 28, 2009
Richard G. Stockdale	Board of Directors