Form 10-Q
period 2009-05-31
Sterling Oil & Gas CO
filed 2009-07-02
CIK 1402273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[√] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  May 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number: 000-52959

Sterling Oil & Gas Company
(Exact name of small business issuer as specified in its charter)

Nevada	20-8999059
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 W. Merino St.
PO Box 500
Upton , WY 82730
(Address of principal executive offices)

(307) 468-9368
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [√]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[  ] Large accelerated filer                                 [  ] Accelerated filer

[  ] Non-accelerated filer                                   [√] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [√]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,925,000 shares of common stock, $.00001 par value and 0 shares of preferred stock, $.00001 par value as of July 15, 2009.

STERLING OIL & GAS COMPANY

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Condensed Balance Sheets as of May 31, 2009 (Unaudited) and February 28, 2009	3

		Condensed Statements of Operations for the three months ended May 31, 2009 and 2008 and from Inception (May 1, 2007) through May 31, 2009 (Unaudited)	4

		Condensed Statements of Cash Flows for the three months ended May 31, 2009 and 2008 and from Inception (May 1, 2007) through May 31, 2009 (Unaudited)	5

		Condensed Statement of Shareholders’ Equity for the three months ended May 31, 2009 and the cumulative period from Inception (May 1, 2007) to May 31, 2009 (Unaudited)	6

		Notes to Unaudited Condensed Financial Statements	7

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

	ITEM 4T.	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	16

	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

	ITEM 3.	DEFAULT UPON SENIOR SECURITIES	17

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

	ITEM 5.	OTHER INFORMATION	17

	ITEM 6.	EXHIBITS	17

	SIGNATURES		18

ITEM 1.	FINANCIAL STATEMENTS.
Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Balance Sheets

	May 31, 2009	February 28, 2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$228,945	$66,321
Total current assets	228,945	66,321

Oil and Gas Properties-Unevaluated Properties, full cost method (less $405,745 and $483,855 impairment, respectively)	531,571	713,619

Total Assets	$760,516	$779,940

Liabilities and Shareholders’ Equity

Accounts payable	$12,042	$2,585

Commitment and Contingencies (Notes 2 and 8)

Shareholders’ equity:
Preferred stock, $.00001 par value; 100,000,000 shares authorized, 0 shares
issued and outstanding	--	--

Common stock, $.00001 par value; 100,000,000 shares authorized,
15,925,000 shares issued and outstanding
at May 31, 2009 and February 28, 2009, respectively.	159	159
Additional paid-in capital	2,279,832	2,267,782
Deficit accumulated during development stage	(1,531,517)	(1,490,586)

Total shareholders’ equity	748,474	777,355

Total Liabilities and Shareholders’ Equity	$760,516	$779,940

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			From Inception
			(May 1, 2007)
			through
	For the Three Months ended May 31,		May 31,
	2009	2008	2009
Revenues	$--	$--	$--

Costs and expenses:
Personnel costs	7,552	106,060	249,030
Professional fees	32,627	40,300	261,510
Impairment expense	--	--	999,855
Other general and administrative expenses	866	12,496	29,950

Operating Loss	(41,045)	(158,856)	(1,540,345)

Other Income (Expense)
Interest income	114	2,100	8,828
Net Loss	$(40,931)	$(156,756)	$(1,531,517)

Basic and diluted loss per share	(0.00)	(0.01)

Weighted average common shares outstanding	15,925,000	15,000,000

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From
			Inception
	For the Three	For the Three	(May 1, 2007)
	Months ended	Months ended	through
	May 31,	May 31,	May 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net Loss	$(40,931)	$(156,756)	$(1,531,517)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed services	12,050	--	51,550
Impairment expense	--	--	999,855
Changes in operating assets and liabilities:
Trading securities	--	150,422	--
Accounts payable	9,457	8,518	12,042

Net cash(used in), provided by
operating activities	(19,424)	2,184	(468,070)

Cash flows from investing activities:
Unevaluated oil and gas properties-purchases	(952)	(6,540)	(209,284)
Refund of purchase deposit	--	--	80,856
Undeveloped oil and gas properties-sales	183,000	--	391,233
Net cash (used in), provided by
investing activities	182,048	(6,540)	262,805

Cash flows from financing activities:
Proceeds from the sale of common stock	--	--	435,000
Payments for offering costs	--	--	(790)
Net cash provided by
financing activities	--	--	434,210

Net Increase (Decrease) in cash and
cash equivalents	162,624	(4,356)	228,945

Cash and cash equivalents:
Beginning of period	66,321	6,426	--

End of period	$228,945	$2,070	$228,945

Noncash investing and financing transaction:
Transfer of oil and gas properties from Big Cat	$--	$--	$1,794,231

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statement of Shareholder’s Equity

				Deficit
				Incurred
	Common Stock		Additional	During
		Par value	Paid-in	Exploration
	Shares	$.00001	Capital	Stage	Total

Balance, at Inception (May 1, 2007)	--	$--	$--	$--	$--
Stock issued for properties transferred from Big Cat at inception, 5/1/2007, $0.1794 per share	10,000,000	100	1,794,131	–	1,794,231
Private placement June 2007, $0.05 per share	5,000,000	50	249,950	–	250,000
Other-contributed services	–	–	30,800	–	30,800
Other costs-issuance fees			(790)		(790)
Net loss	–	–	–	(740,320)	(740,320)

Balance, February 29, 2008	15,000,000	150	2,074,091	(740,320)	1,333,921
Public offering August 2008, $0.20 per share	325,000	3	64,997	–	65,000
Public offering October 2008, $0.20 per share	600,000	6	119,994	--	120,000
Other-contributed services	--	--	8,700	--	8,700
Net loss	–	–	–	(750,266)	(750,266)

Balance, February 28, 2009	15,925,000	159	2,267,782	(1,490,586)	777,355

Other-contributed services	--	--	12,050	--	12,050
Net loss	--	--	--	(40,931)	(40,931)
Balance, May 31, 2009 (Unaudited)	15,925,000	$159	$2,279,832	$(1,531,517)	$748,474

See accompanying notes to condensed financial statements.

1.	Presentation, Organization and Nature of Operations:

Presentation

The accompanying unaudited financial statements of Sterling Oil & Gas Company  (the “Company”) at May 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2009. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the period ended May 31, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. The February 28, 2009 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2009.

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

Going Concern

As of May 31, 2009, the Company had working capital of $216,903 and shareholders’ equity of $748,474. Sterling has relied upon outside investor funds to maintain its operations and develop its business. Sterling’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company and there is substantial doubt about the ability of the Company to continue as a going concern.

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

As of May 31, 2009, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned.  Unevaluated properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

During the year ended February 28, 2009, the Company reviewed its oil and gas leaseholds and based on the sale of its interest in Cedar Resources and additional information, the Company recorded an impairment of $428,855 on its leasehold interests.

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

Asset Retirement Obligations

The Company will follow the provisions of SFAS No. 143, Accounting for Asset Retirement (ARO) Obligations at such time it acquires or drills oil and gas wells.  The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties will be recorded when incurred, generally upon acquisition or completion of a well.  The net estimated costs will be discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties.  Such costs will be capitalized as part of the related asset.  The asset will be depleted on the units-of-production method on a field-by-field basis.  The associated liability will be classified in other long-term liabilities in the accompanying balance sheets.  The liability will be periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements.  The accretion expense will be recorded as a component of depreciation, depletion and amortization expense in the accompanying statements of operations.  As of May 31, 2009, the Company has no ARO obligation.

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

On March 1, 2008 we adopted Financial Accounting Standards Board (FASB) Interpretation No.48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We have identified no significant uncertain tax positions as of May 31, 2009. The cumulative effect of adopting FIN 48 has resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of May 31, 2009.

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

As of May 31, 2009 the Company had 15,925,000 shares of common stock outstanding and warrants for the purchase of 3,425,000 shares. As of May 31, 2008 the Company had 15,000,000 shares of common stock outstanding and warrants for the purchase of 2,500,000 shares. The warrants were excluded from the calculation of diluted earnings per share for both years, due to the fact that they were anti-dilutive.

Reclassifications

Certain amounts for the period from Inception (May 1, 2007) to May 31, 2008 have been reclassified to conform to the May 31, 2009 presentation. Such reclassifications had no effect on net loss.

Other Comprehensive Income

The Company does not have any material items of other comprehensive income for the three months ended May 31, 2009 or May 31, 2008.  Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, the Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. We are currently assessing the potential impact, if any, on our condensed financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets”, the Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and

Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. We are currently assessing the potential impact, if any, on our condensed financial statements.

In May 2009, the FASB issued SFAS 165, “ Subsequent Events” the objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2. the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3. the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. We do not anticipate the adoption of of SFAS 165 will have a significant impact on our financial condition or results of operations.

4.	Oil and Gas Property Acquisitions:

During the three months ended May 31, 2009 the Company paid delay rentals on its Montana leases in the amount of $952. The Company also sold its interest in its joint venture with Cedar Resources for $183,000.  The effect of this sale reduced the Company’s leasehold net mineral acres from 22,511 to 21,047.

During the three months ended May 31, 2008, the Company paid delay rentals and title work expenses on our Wyoming joint venture in the amount of $6,540.

5.   Related Party Transactions:

During the three months ended May 31, 2009, certain officers of Big Cat Energy performed part time management duties for the Company. The Company did not pay cash for these services, however, the Company recorded the services at a fair market value as consulting fees and additional paid-in capital. Contributed services were $12,050 for the three months ended May 31, 2009 compared to no contributed services for the same period in 2008.

6.	Shareholders’ Equity:

There were no equity transactions during the period ended May 31, 2009 or May 31, 2008.

7.	Income Taxes:

The federal net operating loss (NOL) carryforward of approximately $1,009,000 as of May 31, 2009 begins to expire in 2028.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.  Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.  We have not performed a Section 382 analysis.  However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

On March 1, 2008 we adopted FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We have identified no significant uncertain tax positions as of May 31, 2009. The cumulative effect of adopting FIN 48 has resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

 No interest and penalties related to uncertain tax positions were accrued at May 31, 2009.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report includes certain statements that may be deemed to be “forward-looking statements that reflect our current views with respect to future events and financial performance. All statements included in this Quarterly Report, other than statements of historical facts, address matters that we reasonably expect, believe or anticipate will or may occur in the future. Forward-looking statements may relate to, among other things:

our future financial position, including working capital and anticipated cash flow;

the risks of the oil and gas industry, such as operational risks in exploring for, developing and producing crude oil and natural gas;

market demand;

risks and uncertainties involving geology of oil and gas deposits;

the uncertainty of any reserve estimates and reserves life;

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

Other sections of this Quarterly Report may include discussion of additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Plan of Operations

For the fiscal year ending February 28, 2010, the Company’s plan of operation is to evaluate new oil and gas projects that are available to the Company and evaluate utilization of the Company’s existing Montana leasehold interests.   The Company presently has 21,047 leasehold net mineral acres.  Our ability to explore and develop our acreage or to acquire other acreage for development and to maintain existing acreage depends upon our ability to raise additional capital through equity fundraising and/or borrowing.  Depending upon available funds, we may conduct our own field tests or exploration on one or more of our properties in Montana to determine the appropriate structure for possible development.  There is limited historical financial information about our current operations upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues from current operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, the current lack of product production, and possible cost overruns due to price and cost increases in services and products. Further, we have no assurance that future financing will be available to us on acceptable terms to enable us to develop the business of the Company. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

Three Months Ended May 31, 2009 compared to the Three Months Ended May 31, 2008.

We reported a net loss for the three months ended May 31, 2009 of $40,931 compared to net loss of $156,756 for the period three months ended May 31, 2008. We had personnel expense of $7,552 for the three months ended May 31, 2009 compared to $106,060 for the three months ended May 31, 2008.  Our other general and administrative costs were $866 during the three month period ended May 31, 2009 compared to $12,496 for the same period in 2008. We had $32,627 of professional fess, $12,050 of which were non-cash, during the three months ended May 31, 2009, compared to $40,300 for the three months ended May 31, 2008. As of the date of this report, we have yet to generate revenues from our current business operations.

Liquidity and Capital Resources

During the three months ended May 31, 2009, the Company sold its interest in the Cedar Resources joint venture and received proceeds of $183,000.   As of May 31, 2009, we had working capital of $216,903, and it is uncertain whether this amount will be sufficient to fund operations. Therefore, we may seek additional sources of capital for the coming year.

For the three months ended May 31, 2009, we used net cash from operations of $19,424. Cash used in operations was primarily a result of our net loss offset by non cash contributed services, compared to cash provided by operations of $2,184 for the three months ended May 31, 2008 which was primarily due to our net loss offset by trading securities activity.

Cash provided by investing activities was $182,048 for the three months ended May 31, 2009, primarily from the sale of the Company’s interest in Cedar Resources, compared to cash used of $6,540 for the three months ended May 31, 2008, primarily from payment of delay rentals.

There were no net cash effects from financing activities for the three months ended May 31, 2009 or 2008.

Financial Instruments and Other Information

As of May 31, 2009 and February 28, 2009 we had cash, marketable securities, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

As of May 31, 2009, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned.  Unevaluated properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

During the year ended February 28, 2009, the Company reviewed its oil and gas leaseholds and based on the sale of its interest in Cedar Resources and additional information, the Company recorded an impairment of $428,855 on its leasehold interests.

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

Recently Issued Accounting Pronouncements:

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, the Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. We are currently assessing the potential impact, if any, on our condensed financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets”, the Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. We are currently assessing the potential impact, if any, on our condensed financial statements.

In May 2009, the FASB issued SFAS 165, “ Subsequent Events” the objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2. the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3. the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. We do not anticipate the adoption of of SFAS 165 will have a significant impact on our financial condition or results of operations.

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of May 31, 2009 and February 28, 2009, there were no off–balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES.

     Based on an evaluation required by paragraph (b) of  §240.13a–15 of the effectiveness of the registrant's disclosure controls and procedures (as defined in §240.13a–15(e)), the Company’s principal executive officer and principal financial officer concluded that, as of May 31, 2009, its disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the first fiscal quarter ended May 31, 2009.

PART II.  OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS. None

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES. None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 5.                 OTHER INFORMATION. None

ITEM 6.                      EXHIBITS.

Exhibits	Document Description
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of July, 2009.

Sterling Oil & Gas Company

BY:	TIMOTHY BARRITT
Timothy Barritt, President and Principal Executive Officer

BY:	RICHARD G. STIFEL
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer