Form 10-Q
period 2009-08-31
Sterling Oil & Gas CO
filed 2009-10-08
CIK 1402273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  August 31, 2009

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                        Accelerated filer

Non-accelerated filer                                   [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,925,000 shares of common stock, $.00001 par value and 0 shares of preferred stock, $.00001 par value as of October 15, 2009

STERLING OIL & GAS COMPANY

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS
		Condensed Balance Sheets as of August 31, 2009 (Unaudited) and February 28, 2009	3

		Condensed Statements of Operations for the three months ended August 31, 2009 and 2008 and for the six months ended August 31, 2009 and 2008 and for the cumulative period from May 1, 2007 (Inception ) through August 31, 2009(Unaudited)	4

		Condensed Statements of Cash Flows for the six months ended August 31, 2009 and 2008 and for the cumulative period from May 1, 2007( Inception) through August 31, 2009 (Unaudited)	5

		Condensed Statement of Shareholders’ Equity for the three months ended August 31, 2009 and for the cumulative period from May 1, 2007 (Inception) through August 31, 2009 (Unaudited)	6

		Notes to Unaudited Condensed Financial Statements	7

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	ITEM 4T.	CONTROLS AND PROCEDURES	17

PART II.	OTHER INFORMATION		17

	ITEM 1.	Legal Proceedings	17

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	ITEM 3.	Default Upon Senior Securities	17

	ITEM 4.	Submission of Matters to a Vote of Security Holders	17

	ITEM 5.	Other Information	17

	ITEM 6.	EXHIBITS	18

	SIGNATURES		19

ITEM 1.	FINANCIAL STATEMENTS.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Balance Sheets

	August 31, 2009	February 28,
Assets	(Unaudited)	2009
Current assets:
Cash and cash equivalents	$187,139	$66,321
Total current assets	187,139	66,321

Oil and Gas Properties-Unevaluated Properties, full cost method (less $256,424 and $483,855 impairment, respectively)	310,241	713,619

Total Assets	$497,380	$779,940

Liabilities and Shareholders’ Equity

Accounts payable	$2,895	$2,585

Shareholders’ equity:
Preferred stock, $.00001 par value; 100,000,000 shares authorized, 0 shares
issued and outstanding	--	--

Common stock, $.00001 par value; 100,000,000 shares authorized,
15,925,000 shares issued and outstanding
at August 31, 2009 and February 28, 2009, respectively.	159	159
Additional paid-in capital	2,280,932	2,267,782
Deficit accumulated during development stage	(1,786,606)	(1,490,586)

Total shareholders’ equity	494,485	777,355

Total Liabilities and Shareholders’ Equity	$497,380	$779,940

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
	For the Three Months ended August 31,		For the Six Months ended August 31,		May 1, 2007 (Inception) Through August 31,
	2009	2008	2009	2008	2009
Revenues	$--	$--	$--	$--	$--

Costs and expenses
Personnel costs	19,726	69,542	27,278	175,602	268,756
Professional fees	4,940	67,887	37,568	108,188	266,450
Impairment and abandonment of unproved properties	228,482	--	228,482	--	1,228,337
Other general and administrative	2,362	1,669	3,228	14,164	32,312

Operating loss	(255,510)	(139,098)	(296,556)	(297,954)	(1,795,855)

Other income (expense)
Interest income	421	565	536	2,665	9,249

Net loss	$ (255,089)	$ (138,533)	$ (296,020)	$ (295,289)	$ (1,786,606)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	15,925,000	15,070,652	15,925,000	15,035,326

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months ended August 31,	For the Six Months ended August 31,	From May 1, 2007 (Inception) Through August 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net Loss	$(296,020)	$(295,289)	$(1,786,606)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed services	13,150	--	52,650
Impairment and abandonment of unproved properties	228,482	--	1,228,337
Changes in operating assets and liabilities:
Trading securities	--	260,392	--
Accounts payable	310	25,553	2,895

Net cash(used in)
operating activities	(54,078)	(9,344)	(502,724)

Cash flows from investing activities:
Unevaluated oil and gas properties-purchases	(8,104)	(35,803)	(216,436)
Refund of purchase deposit	--	--	80,856
Undeveloped oil and gas properties-sales	183,000	--	391,233
Net cash provided by, (used in)
investing activities	174,896	(35,803)	255,653

Cash flows from financing activities:
Proceeds from the sale of common stock	--	65,000	435,000
Payments for offering costs	--	--	(790)
Net cash provided by
financing activities	--	65,000	434,210

Net Increase in cash and
cash equivalents	120,818	19,853	187,139

Cash and cash equivalents:
Beginning of period	66,321	6,426	--

End of period	$187,139	$26,279	$187,139

Noncash investing and financing transaction:
Transfer of oil and gas properties from Big Cat	$--	$--	$1,794,231

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statement of Shareholder’s Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Incurred During Exploration Stage	Total
	Shares	Par value $.00001

Balance, at May 1, 2007( Inception)	--	$--	$--	$--	$--
Stock issued for properties transferred from Big Cat at inception, 5/1/2007, $0.1794 per share	10,000,000	100	1,794,131	–	1,794,231
Private placement June 2007, $0.05 per share	5,000,000	50	249,950	–	250,000
Other-contributed services	–	–	30,800	–	30,800
Other costs-issuance fees			(790)		(790)
Net loss	–	–	–	(740,320)	(740,320)

Balance, February 29, 2008	15,000,000	150	2,074,091	(740,320)	1,333,921
Public offering August 2008, $0.20 per share	325,000	3	64,997	–	65,000
Public offering October 2008, $0.20 per share	600,000	6	119,994	--	120,000
Other-contributed services	--	--	8,700	--	8,700
Net loss	–	–	–	(750,266)	(750,266)

Balance, February 28, 2009	15,925,000	159	2,267,782	(1,490,586)	777,355
Other-contributed services	--	--	13,150	--	13,150
Net loss	--	--	--	(296,020)	(296,020)
Balance, August 31, 2009	15,925,000	$159	$2,280,932	$(1,786,606)	$494,485

See accompanying notes to condensed financial statements.

1.	Presentation, Organization and Nature of Operations:

Presentation

The accompanying unaudited financial statements of Sterling Oil & Gas Company  (the “Company”) at August 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2009. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the period ended August 31, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. The February 28, 2009 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2009.

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

Going Concern

As of August 31, 2009, the Company had working capital of $184,244 and shareholders’ equity of $494,485. Sterling has relied upon outside investor funds to maintain its operations and develop its business. Sterling’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company and there is substantial doubt about the ability of the Company to continue as a going concern.

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

As of August 31, 2009, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned.  Unevaluated properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

During the year ended February 28, 2009, the Company reviewed its oil and gas leaseholds and based on the sale of its interest in Cedar Resources and additional information, the Company recorded an impairment of $428,855 on its leasehold interests.

During the three months ended August 31, 2009, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on certain leases in the Powder River Basin of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction of 9,991net mineral acres to an ending 11,701 net mineral acres, which is considered a significant reduction in our oil and gas properties. As a result, the Company wrote off $152,321 against its impairment reserve and recorded an abandonment of unproved properties expense of $228,482 to reflect the reduction in acreage.

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

Asset Retirement Obligations

The Company will follow the provisions of SFAS No. 143, Accounting for Asset Retirement (ARO) Obligations at such time it acquires or drills oil and gas wells.  The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties will be recorded when incurred, generally upon acquisition or completion of a well.  The net estimated costs will be discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties.  Such costs will be capitalized as part of the related asset.  The asset will be depleted on the units-of-production method on a field-by-field basis.  The associated liability will be classified in other long-term liabilities in the accompanying balance sheets.  The liability will be periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements.  The accretion expense will be recorded as a component of depreciation, depletion and amortization expense in the accompanying statements of operations.  As of August 31, 2009 and February 28, 2009, the Company has no ARO obligation.

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

On March 1, 2008 we adopted Financial Accounting Standards Board (FASB) Interpretation No.48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We have identified no significant uncertain tax positions as of August 31, 2009. The cumulative effect of adopting FIN 48 has resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of August 31, 2009 and February 28, 2009.

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

As of August 31, 2009 the Company had 15,925,000 shares of common stock outstanding and warrants for the purchase of 3,425,000 shares. As of August 31, 2008 the Company had 15,325,000 shares of common stock outstanding and warrants for the purchase of 2,825,000 shares. The warrants were excluded from the calculation of diluted earnings per share for both years, due to the fact that they were anti-dilutive.

Reclassifications

Certain amounts for the period from Inception (May 1, 2007) to August 31, 2008 have been reclassified to conform to the August 31, 2009 presentation. Such reclassifications had no effect on net loss.

Other Comprehensive Income

The Company does not have any material items of other comprehensive income for the six months ended August 31, 2009 or August 31, 2008.  Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Recently Issued Accounting Pronouncements

In July 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles-A Replacement of FASB Statement No. 162”. The objective of SFAS 168 is to replace SFAS 162 and to establish the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We do not anticipate the adoption of SFAS 168 will have a significant impact on our financial statements.

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, the Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the first annual reporting period that begins after November 15, 2009. We do not anticipate the adoption of SFAS 167 will have a significant impact on our financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets”, the Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009. We do not anticipate the adoption of SFAS 166 will have a significant impact on our financial statements.

      Subsequent Events

The Company has evaluated subsequent events through October 15, 2009, the date which the financial statements were available to be issued.

4.	Oil and Gas Property Acquisitions:

During the three months ended August 31, 2009 the Company paid delay rentals on its Montana leases in the amount of $7,152.

During the three months ended August 31, 2008, the Company paid delay rentals and title work expenses on our joint venture in the amount of $29,262.

During the three months ended August 31, 2009, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on certain leases in the Powder River Basin of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction of 9,991net mineral acres to an ending 11,701 net mineral acres, which is considered a significant reduction in our oil and gas properties. As a result, the Company wrote off $152,321 against its impairment reserve and recorded an abandonment of unproved properties expense of $228,482 to reflect the reduction in acreage.

During the six months ended August 31, 2009, the Company paid joint venture title work costs, and delay rentals of $8,104compared to $35,803 for the six months ended August 31, 2008.

5.	Related Party Transactions:

During the three months ended August 31, 2009, certain officers of Big Cat Energy Corporation, an affiliated public company, performed part time management duties for the Company. The Company did not pay cash for these services, however, the Company recorded the services at a fair market value as consulting fees and additional paid-in capital. Contributed services were $1,100 for the three months ended August 31, 2009 compared to no contributed services for the same period in 2008.

The amount of contributed services for the six months ended August 31, 2009 were $13,150 compared to no contributed services for the same period in 2008.

6.	Shareholders’ Equity:

There were no equity transactions during the six months ended August 31, 2009.

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

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement.

7.	Income Taxes:

The federal net operating loss (NOL) carryforward of approximately $1,497,000 as of August 31, 2009 begins to expire in 2028.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.  Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.  We have not performed a Section 382 analysis.  However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

On March 1, 2008 we adopted FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We have identified no significant uncertain tax positions as of August 31, 2009. The cumulative effect of adopting FIN 48 has resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

 No interest and penalties related to uncertain tax positions were accrued at August 31, 2009.

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

Plan of Operations

For the fiscal year ending February 28, 2010, the Company’s plan of operation is to evaluate new oil and gas projects that are available to the Company and evaluate utilization of the Company’s existing Montana leasehold interests.   The Company presently has 11,701 leasehold net mineral acres.  Our ability to explore and develop our acreage or to acquire other acreage for development and to maintain existing acreage depends upon our ability to raise additional capital through equity fundraising and/or borrowing.  Depending upon available funds, we may conduct our own field tests or exploration on one or more of our properties in Montana to determine the appropriate structure for possible development.    There is limited historical financial information about our current operations upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues from current operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, the current lack of product production, and possible cost overruns due to price and cost increases in services and products. Further, we have no assurance that future financing will be available to us on acceptable terms to enable us to develop the business of the Company. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

Three Months Ended August 31, 2009 compared to the Three Months Ended August 31, 2008.

We reported a net loss for the three months ended August 31, 2009 of $255,089 compared to net loss of $138,533 for the period three months ended August 31, 2008. The net loss for the three months ended August 31, 2009 included a non-cash loss on abandonment of leaseholds of $228,482.

We had personnel expense of $19,726 for the three months ended August 31, 2009 compared to $69,542 for the three months ended August 31, 2008.

Our other general and administrative costs were $2,362 during the three month period ended August 31, 2009 compared to $1,669 for the same period in 2008.

We had $4,940 of professional fess, $1,100 of which were non-cash, during the three months ended August 31, 2009, compared to $67,887 for the three months ended August 31, 2008.  The professional fees in 2009 and 2008 are for required SEC filings and legal fees associated with Company stock offerings.

Six Months Ended August 31, 2009 compared to the Six Months Ended August 31, 2008

We reported a net loss for the six months ended August 31, 2009 of $296,020 compared to net loss of $295,289 for the six months ended August 31, 2008.

We had personnel expense of $27,278 in the six months ended August 31, 2009 compare to $175,602 for the six months ended August 31, 2008. The difference is due to a reduction in salaries being paid in the six months ended August 31, 2009.

Our other general and administrative costs were $3,228 during the six month period ended August 31, 2009. There was $14,164 of general and administrative expense for the six months ended August 31, 2008.

We had $37,568 of professional fess during the six months ended August 31, 2009, compared to $108,188 of professional fees for the six months ended August 31, 2008. The professional fees in 2009 and 2008 are for required SEC filings and legal fees associated with Company stock offerings.

Liquidity and Capital Resources

As of August 31, 2009, we had working capital of $184,244, and it is uncertain whether this amount will be sufficient to fund operations. Therefore, we may seek additional sources of capital for the coming year.

For the six months ended August 31, 2009, we used net cash from operations of $54,078. Cash used in operations was primarily a result of our net loss offset by non cash loss on leaseholds, compared to cash used in operations of $9,344 for the six months ended August 31, 2008 which was primarily due to our net loss offset by trading securities activity.

Cash provided by investing activities was $174,896 for the six months ended August 31, 2009, primarily from the sale of the Company’s interest in Cedar Resources, compared to cash used of $35,803 for the six months ended August 31, 2008, primarily from payment of delay rentals.

There were no net cash effects from financing activities for the six months ended August 31, 2009 compared to cash provided of $65,000 for the six months ended August 31, 2008

Financial Instruments and Other Information

As of August 31, 2009 and February 28, 2009 we had cash and cash equivalents, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

As of August 31, 2009, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned.  Unevaluated properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

During the year ended February 28, 2009, the Company reviewed its oil and gas leaseholds and based on the sale of its interest in Cedar Resources and additional information, the Company recorded an impairment of $428,855 on its leasehold interests.

During the three months ended August 31, 2009, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on certain leases in the Powder River Basin of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction of 9,991net mineral acres to an ending 11,701 net mineral acres, which is considered a significant reduction in our oil and gas properties. As a result, the Company wrote off $152,321 against its impairment reserve and recorded an abandonment of unproved properties expense of $228,482 to reflect the reduction in acreage.

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

Recently Issued Accounting Pronouncements:

In July 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles-A Replacement of FASB Statement No. 162”. The objective of SFAS 168 is to replace SFAS 162 and to establish the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We do not anticipate the adoption of SFAS 168 will have a significant impact on our financial statements.

      In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, the Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the first annual reporting period that begins after November 15, 2009. We do not anticipate the adoption of SFAS 167 will have a significant impact on our financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets”, the Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009. We do not anticipate the adoption of SFAS 166 will have a significant impact on our financial statements.

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of August 31, 2009 and February 28, 2009, there were no off–balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

Based on an evaluation required by paragraph (b) of  §240.13a–15 of the effectiveness of the registrant's disclosure controls and procedures (as defined in §240.13a–15(e)), the Company’s principal executive officer and principal financial officer concluded that, as of August 31, 2009, its disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended August 31, 2009.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds None

ITEM 3. Defaults Upon Senior Securities None

ITEM 4. Submission of Matters to a Vote of Security Holders None

ITEM 5. Other Information None

ITEM 6.	EXHIBITS.

Exhibits	Document Description
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of October, 2009.

Sterling Oil & Gas Company

BY:	TIMOTHY BARRITT
Timothy Barritt President and Principal Executive Officer

BY:	RICHARD STIFEL
Richard G. Stifel CFO and Principal Financial Officer