Form 10-Q
period 2009-11-30
Sterling Oil & Gas CO
filed 2010-01-07
CIK 1402273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  November 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,925,000 shares of common stock, $.00001 par value and 0 shares of preferred stock, $.00001 par value as of January 8, 2010

STERLING OIL & GAS COMPANY

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS
		Condensed Balance Sheets as of November 30, 2009 (Unaudited) and February 28, 2009	3

		Condensed Statements of Operations for the three months ended November 30, 2009 and 2008 and for the nine months ended November 30, 2009 and 2008 and for the cumulative period from May 1, 2007 (inception ) through November 30, 2009 (Unaudited)	4

		Condensed Statements of Cash Flows for the nine months ended November 30, 2009 and 2008, and for the cumulative period from May 1, 2007 (inception) through November 30, 2009 (Unaudited)	5

		Condensed Statement of Shareholders’ Equity for the nine months ended November 30, 2009 and the cumulative period from May 1, 2007 (inception) to November 30, 2009 (Unaudited)	6

		Notes to Condensed Financial Statements	7

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	ITEM 4T.	CONTROLS AND PROCEDURES	18

PART II.	OTHER INFORMATION		18

	ITEM 1.	Legal Proceedings	18

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

	ITEM 3.	Default Upon Senior Securities	18

	ITEM 4.	Submission of Matters to a Vote of Security Holders	18

	ITEM 5.	Other Information	18

	ITEM 6.	EXHIBITS	18

	SIGNATURES		19

ITEM 1.	FINANCIAL STATEMENTS.
Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Balance Sheets

	November 30,
	2009	February 28,
Assets	(Unaudited)	2009
Current assets:
Cash and cash equivalents	$160,500	$66,321
Total current assets	160,500	66,321

Oil and Gas Properties-Unproved Properties, full cost method
(less $256,424 and $483,855 impairment, respectively)	310,241	713,619

Total Assets	$470,741	$779,940

Liabilities and Shareholders’ Equity

Accounts payable	$401	$2,585

Shareholders’ equity:
Preferred stock, $.00001 par value; 100,000,000 shares authorized,
0 shares issued and outstanding	--	--

Common stock, $.00001 par value; 100,000,000 shares authorized,
15,925,000 shares issued and outstanding at November 30, 2009
and February 28, 2009.	159	159
Additional paid-in capital	2,281,832	2,267,782
Deficit accumulated during development stage	(1,811,651)	(1,490,586)

Total shareholders’ equity	470,340	777,355

Total Liabilities and Shareholders’ Equity	$470,741	$779,940

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
					May 1, 2007
	For the Three Months		For the Nine months		(inception)
	ended		ended		Through
	November 30,		November 30,		November 30,
	2009	2008	2009	2008	2009
Revenues	$--	$--	$--	$--	$--

Costs and expenses
Personnel costs	--	--	27,278	175,602	268,756
Professional fees	22,324	27,754	59,892	135,942	288,774
Impairment and abandonment of
unproved properties	--	--	228,482	--	1,228,337
Other general and administrative	3,732	1,731	6,960	15,895	36,044

Operating loss	(26,056)	(29,485)	(322,612)	(327,439)	(1,821,911)

Other income (expense)
Interest income	1,011	108	1,547	2,773	10,260

Net loss	$(25,045)	$(29,377)	$(321,065)	$(324,666)	$(1,811,651)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares
outstanding, basic and diluted	15,925,000	15,549,176	15,925,000	15,205,364

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			From May 1,
			2007
			(inception )
	For the Nine months ended		through
	November 30,		November 30,
	2009	2008	2009
Cash Flows From Operating Activities:
Net Loss	$(321,065)	$(324,666)	$(1,811,651)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed services	14,050	4,900	53,550
Impairment and abandonment of
unproved properties	228,482	--	1,228,337
Changes in operating assets and liabilities:
Trading securities	--	282,799	--
Accounts payable	(2,184)	(14,797)	401

Net cash (used in)
operating activities	(80,717)	(51,764)	(529,363

Cash flows from investing activities:
Unproved oil and gas properties-additions	(8,104)	(35,803)	(216,436)
Refund of purchase deposit	--	--	80,856
Unproved oil and gas properties-sales	183,000	--	391,233
Net cash provided by (used in)
investing activities	174,896	(35,803)	255,653

Cash flows from financing activities:
Proceeds from the sale of common stock	--	185,000	435,000
Payments for offering costs	--	--	(790)
Net cash provided by
financing activities	--	185,000	434,210
Net Increase in cash and
cash equivalents	94,179	97,433	160,500
Cash and cash equivalents:
Beginning of period	66,321	6,426	--
End of period	$160,500	$103,859	$160,500

Noncash investing and financing transaction:
Transfer of oil and gas properties
from Big Cat	$--	$--	$1,794,231

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statement of Shareholders’ Equity
(Unaudited)

Balance, at May 1, 2007( Inception)	--	$--	$--	$--	$--
Stock issued for properties transferred from Big Cat at inception, 5/1/2007, $0.1794 per share	10,000,000	100	1,794,131	–	1,794,231
Private placement June 2007, $0.05 per share	5,000,000	50	249,950	–	250,000
Other-contributed services	–	–	30,800	–	30,800
Other costs-issuance fees			(790)		(790)
Net loss	–	–	–	(740,320)	(740,320)
Balance, February 29, 2008	15,000,000	150	2,074,091	(740,320)	1,333,921
Public offering August 2008, $0.20 per share	325,000	3	64,997	–	65,000
Public offering October 2008, $0.20 per share	600,000	6	119,994	--	120,000
Other-contributed services	--	--	8,700	--	8,700
Net loss	–	–	–	(750,266)	(750,266)
Balance, February 28, 2009	15,925,000	159	2,267,782	(1,490,586)	777,355
Other-contributed services	--	--	14,050	--	14,050
Net loss	--	--	--	(321,065)	(321,065)
Balance, November 30, 2009	15,925,000	$159	$2,281,832	$(1,811,651)	$470,340

See accompanying notes to condensed financial statements

Sterling Oil & Gas Company
(An Exploration Stage Company)
Notes to Condensed Financial Statements

1.	Presentation, Organization and Nature of Operations:

Presentation

The accompanying condensed financial statements of Sterling Oil & Gas Company (the “Company”) at November 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2009. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the period ended November 30, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. The February 28, 2009 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2009.

Description of Operations

Sterling Oil & Gas Company (“Sterling”) is an independent energy company engaged in the exploration and acquisition of natural gas and crude oil prospects in the western United States. On May 1, 2007, Big Cat Energy Corporation (“Big Cat”) formed Sterling as a wholly owned subsidiary and transferred its unproved oil and gas properties, consisting of various mineral leases and related costs, to Sterling in return for 10 million shares of Sterling restricted common stock. On April 2, 2008, Big Cat spun off Sterling by distributing the 10 million shares it held pro rata to the Big Cat shareholders.

The Company is in the exploration stage in accordance with Codification Topic 915, Development Stage Entities. The Company has been in the exploration stage since inception and has yet to enter revenue-producing operations. Activities since its inception have primarily involved organization and development of the Company.

2.	Liquidity:

Going Concern

As of November 30, 2009, the Company had working capital of $160,099 and shareholders’ equity of $470,340. Sterling has relied upon outside investor funds to maintain its operations and develop its business. Sterling’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company and there is substantial doubt about the ability of the Company to continue as a going concern.

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

Concentrations of Credit Risk

The Company’s cash equivalents are exposed to concentrations of credit risk as the Company may have cash in banks in excess of federally insured amounts.   The Company manages and controls this risk by investing these funds with major financial institutions.

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and exploration of oil and gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration activities and costs of drilling both productive and non-productive wells.  Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. Generally, any such sale of unproved properties will also be recognized on a cost recovery basis with no gain or loss.

As of November 30, 2009, the Company does not have any proven oil and gas reserves and all of its properties are unproved. The costs of unproved properties will be withheld from the depletion base until such time as they are either developed or abandoned.  Unproved properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unproved properties would result in an expense to the Company.

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

Asset Retirement Obligations

The Company will follow the provisions of Codification Topic 410 Asset Retirement and Environmental Obligations (ARO); at such time as it acquires or drills oil and gas wells.  The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties will be recorded when incurred, generally upon acquisition or completion of a well.  The net estimated costs will be discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties.  Such costs will be capitalized as part of the related asset.  The asset will be depleted on the units-of-production method.  The associated liability will be classified in other long-term liabilities in the accompanying balance sheets.  The liability will be periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements.  The accretion expense will be recorded as a component of depreciation, depletion and amortization expense in the accompanying statements of operations.  As of November 30, 2009, the Company has no ARO obligation.

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

We adopted Codification Topic 740, Income Taxes as of March 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of Codification Topic 740 and in subsequent periods. We have identified no significant uncertain tax positions as of February 28, 2009 or at November 30, 2009. The cumulative effect of adopting Codification Topic 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of February 28, 2009 or at November 30, 2009.

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

In the first quarter of fiscal year 2009, the Company adopted Codification Topic 820 Fair Market Measurement and Disclosures  including the application of the statement to non-recurring, non-financial assets and liabilities. The adoption of Codification Topic 820 did not have a material impact on the Company’s fair value measurements. Codification Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Codification Topic 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities.
Level 2- Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3- Unobservable inputs based on the Company’s assumptions,

Codification Topic 820 requires the use of observable market data if such data is available without undue cost and effect.

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

As of November 30, 2009 the Company had 15,925,000 shares of common stock outstanding and warrants for the purchase of 3,425,000 shares. As of November 30, 2008 the Company had 15,325,000 shares of common stock outstanding and warrants for the purchase of 2,825,000 shares. The warrants were excluded from the calculation of diluted earnings per share for both years, due to the fact that they were anti-dilutive.

Reclassifications

Certain amounts for the period May 1, 2007 (Inception) to November 30, 2009 have been reclassified to conform to the November 30, 2009 presentation. Such reclassifications had no effect on net loss.

Other Comprehensive Income

The Company does not have any material items of other comprehensive income for the nine months ended November 30, 2009 or 2008.  Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Recent Accounting Developments

In June 2009, the FASB approved the FASB Accounting Standards Codification (ASC), which after its effective date of July 1, 2009 is the single source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (GAAP). The Codification reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using consistent structure. All existing standards that were used to create the Codification are now superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The adoption of this guidance did not have a material impact on our financial statements. We have updated our disclosures accordingly.

Recent changes to SEC Regulation S-K and S-X pertaining to Modernization of Oil and Gas Reporting include changes to the price used to compute reserves, the definition of reserves, the use of technology and the optional disclosure of probable and possible reserves. The new regulations are effective for years ending after December 15, 2009. As the Company currently has no reserves, we do not expect the adoption to have any significant effect on our financial statements.

4.	Oil and Gas Property Acquisitions and Dispositions:

During the nine months ended November 30, 2009, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on certain leases in the Powder River Basin of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction of 9,991net mineral acres leaving the Company with 11,701 net mineral acres, which is considered a significant reduction in our oil and gas properties. As a result, the Company wrote off $152,321 against its impairment reserve and recorded an abandonment of unproved properties expense of $228,482 to reflect the reduction in acreage.

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

During the nine months ended November 30, 2009, the Company paid joint venture title work costs, and delay rentals of $8,104 compared to $35,803 for the nine months ended November 30, 2008.

5.	RELATED PARTY TRANSACTIONS:

During the three months ended November 30, 2009, certain officers of Big Cat Energy Corporation, an affiliated public company, performed part time management duties for the Company. The Company did not pay cash for these services; however, the Company recorded the services at a fair market value as consulting fees and additional paid-in capital. Contributed services were $900 for the three months ended November 30, 2009 compared to $4,900 for contributed services for the same period in 2008.

The amount of contributed services for the nine  months ended November 30, 2009 were $14,050 compared to $4,900 for  contributed services during the same period in 2008.

In September 2009, the Company contracted with RGS Resources LLC to provide CFO services to the company on a monthly basis. RGS Resources LLC’s Manager is Richard G. Stifel, the Chief Financial Officer, Principal Financial Officer and Secretary for the Company.  The Company paid consulting fees of $15,625 to RGS Resources LLC during the three months ended November 30, 2009.

6.	Shareholders’ Equity:

There were no cash-based equity transactions during the nine months ended November 30, 2009.

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

In accordance with Codification Topic 815, Derivatives and Hedging, and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement.

7.	Income Taxes:

The federal net operating loss (NOL) carryforward of approximately $1,493,000 as of November 30, 2009 expires on various dates through 2029. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards incurred before a change in control.   “Change in control” for these purposes generally means greater than a 50% change in ownership of the corporation.  After a change in control, a loss corporation cannot deduct NOL carryforwards existing at the time of the change in control in excess of the Section 382 limitations.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods.  We have not performed a Section 382 analysis, however approximately ninety percent of the present NOL was incurred during the fiscal years beginning March 1, 2007, and thereafter.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

We adopted Codification Topic 740, Income Taxes as of March 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of Codification Topic 740 and in subsequent periods. We have identified no significant uncertain tax positions as of February 28, 2009 or at November 30, 2009. The cumulative effect of adopting Codification Topic 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

No interest and penalties related to uncertain tax positions were accrued as November 30, 2009.

8.	Commitments and Contingencies:

Environmental Issues– The Company is or may be engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof.  If the Company acquires existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.  Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company.  Management believes its properties, all of which are currently unproved, are operated in conformity with local, state and federal regulations.  No claim has been made, nor is the Company aware of any uninsured liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

9.	Subsequent Events:

       The Company has evaluated subsequent events through January 4, 2010, the date which the financial statements are available to be issued.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report includes certain statements that may be deemed to be “forward-looking statements” that reflect our current views with respect to future events and financial performance. All statements include in this Quarterly Report, other than statements of historical facts, address matters that we reasonably expect, believe or anticipate will or may occur in the future. Forward-looking statements may relate to, among other things:

▪	our future financial position, including working capital and anticipated cash flow;

▪	the risks of the oil and gas industry, such as operational risks in exploring for, developing and producing crude oil and natural gas;

▪	market demand;

▪	risks and uncertainties involving geology of oil and gas deposits;

▪	the uncertainty of any reserve estimates and reserves life;

▪	the uncertainty of estimates and projections relating to any production, costs and expenses;

▪	potential delays or changes in plans with respect to exploration or development projects or capital expenditures;

▪	fluctuations in oil and gas prices;

▪	health, safety and environmental risks;

▪	uncertainties as to the availability and cost of financing; and

•	the possibility that government policies or laws may change or governmental approvals may be delayed or withheld.

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

Plan of Operations

For the fiscal years ending February 28, 2010 and 2011, the Company’s plan of operation is to evaluate new oil and gas projects that are available to the Company and evaluate utilization of the Company’s existing Montana leasehold interests.   The Company presently has 11,701 leasehold net mineral acres.  Our ability to explore and develop our acreage or to acquire other acreage for development and to maintain existing acreage depends upon our ability to raise additional capital through equity fundraising and/or borrowing.  Depending upon available funds, we may conduct our own field tests or exploration on one or more of our properties in Montana to determine the appropriate structure for possible development.    There is limited historical financial information about our current operations upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues from current operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, the current lack of production, and possible cost overruns due to price and cost increases in services and operations. Further, we have no assurance that future financing will be available to us on acceptable terms to enable us to develop the business of the Company. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

Three Months Ended November 30, 2009 compared to the Three Months Ended November 30, 2008

We reported a net loss for the three months ended November 30, 2009 of $25,045 as compared to a net loss of $29,377 for the same period in 2008.

Our other general and administrative costs were $3,732 during the three month period ended November 30, 2009 as compared to $1,731 for the same period in 2008.

We had $22,324 of professional fees, of which $900 were non-cash, during the three month period ended November 30, 2009, compared to $27,754, $4,900 of which were non-cash, for the same period in 2008. The professional fees in 2009 were paid to consultants for CFO services and legal fees associated with SEC compliance. The professional fees in 2008 were for consultants paid to locate future lease opportunities and for legal fees associated with Company stock offerings and required SEC compliance.

Nine Months Ended November 30, 2009 compared to the Nine Months Ended November 30, 2008

We reported a net loss for the nine months ended November 30, 2009 of $321,065 compared to net loss of $324,666 for the same period in 2008. The net loss for the nine months ended November 30, 2009 included a non-cash loss on abandonment of leaseholds of $228,482 and non-cash professional fees of $14,050.

We had personnel expense of $27,278 for the nine months ended November 30, 2009 compared to $175,602 for the nine months ended November 30, 2008. The payroll in 2009 was for one paid employee as compared to four paid employees in 2008.

Our other general and administrative costs were $6,960 for the nine months ended November 30, 2009, compared to $15,895 for the nine  month period ended November 30, 2008.

We had $59,892 of professional fees, of which $14,050 is non-cash, for the nine months ended November 30, 2009 compared to $135,942 of professional fess, $4,900 of which were non-cash, during the nine months ended November 30, 2008.   The professional fees are for consultants paid to locate future lease opportunities and provide CFO services and legal fees for required SEC filings and fees associated with a Company stock offering.

Liquidity and Capital Resources

As of November 30, 2009, we had working capital of $160,099, and it is uncertain whether this amount will be sufficient to fund operations. Therefore, we may seek additional sources of capital for the coming year.

For the nine months ended November 30, 2009 cash used in operating activities was $80,717. Cash used in operating activities was primarily our net loss offset by non-cash loss on leaseholds of $228,482. Cash used in operating activities for the nine months ended November 30, 2008, was $51,764.  Cash used in operations was primarily a result of our net loss offset by $282,799 from the liquidation of trading securities.

Cash provided by investing activities was $174,896 for the nine months ended November 30, 2009, primarily from the sale of unproved properties. Cash used in investing activities was $35,803 for the nine months ended November 30, 2008, for the payment of delay rentals.

There were no financing activities for the nine months ended November 30, 2009.  Cash flow provided by financing activities was $185,000 for the nine months ended November 30, 2008, from a private placement of Company stock.

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

      In accordance with Codification Topic 815, Derivatives and Hedging, and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement.

Financial Instruments and Other Information

As of November 30, 2009 we had cash and cash equivalents, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Oil and Gas Properties

      The Company follows the full cost method of accounting whereby all costs related to the acquisition and exploration of oil and gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration activities and costs of drilling both productive and non-productive wells.  Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. Generally, any such sale of unproved properties will also be recognized on a cost recovery basis with no gain or loss.

      As of November 30, 2009, the Company does not have any proven oil and gas reserves and all of its properties are unproved. The costs of unproved properties will be withheld from the depletion base until such time as they are either developed or abandoned.  Unproved properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unproved properties would result in an expense to the Company.

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

Recently Issued Accounting Pronouncements:

      In June 2009, the FASB approved the FASB Accounting Standards Codification (ASC), which after its effective date of July 1, 2009 is the single source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (GAAP). The Codification reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using consistent structure. All existing standards that were used to create the Codification are now superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The adoption of this guidance did not have a material impact on our financial statements. We have updated our disclosures accordingly.

      Recent changes to SEC Regulation S-K and S-X pertaining to Modernization of Oil and Gas Reporting include changes to the price used to compute reserves, the definition of reserves, the use of technology and the optional disclosure of probable and possible reserves. The new regulations are effective for years ending after December 15, 2009. As the Company currently has no reserves, we do not expect the adoption to have any significant effect on our financial statements.

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of November 30, 2009 and November 30, 2008, there were no off –balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of November 30, 2009. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of November 30, 2009, the Company’s disclosure controls and procedures were effective.

  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting,

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings None

ITEM 2.	Unregistered Sales of Equity Securities. None

ITEM 3.	Default Upon Senior Securities None

ITEM 4.	Submission of Matters to a Vote of Security Holders None

ITEM 5.	Other Information None

EXHIBITS.

Exhibits	Document Description
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of January, 2010.

Sterling Oil & Gas Company

BY:	TIMOTHY BARRITT
Timothy Barritt, President and Principal Executive Officer

BY:	RICHARD G. STIFEL
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer