Form 10-K
period 2010-02-28
Sterling Oil & Gas CO
filed 2010-05-28
CIK 1402273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
√  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2010

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_________

Commission file number 000-52959

Sterling Oil & Gas Company
(Name of small business issuer in its charter)

Nevada                                20-8999059
(State of Incorporation) (I.R.S. Employer Identification No.)

121 W. Merino St
PO Box 500
Upton, WY 82730
(307) 468-9368

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.00001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       [  ]  Yes   [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  [ ]  Yes

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        [√ ] Yes        [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [√ ] Yes          [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                    Accelerated filer  [  ]

Non-accelerated filer [  ]                      Smaller reporting company [√]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [    ] Yes        No [√ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, $121,141.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,925,000 shares of common stock, $.00001 par value as of May 29, 2010

DOCUMENTS INCORPORATED BY REFERENCE

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

During the fiscal year ended February 28, 2009, the Company decided not to continue to pay the delay rentals on the leases in Custer and Rosebud counties of Montana and abandoned those leases. These leases were impaired in a prior fiscal year.  As a result, the Company wrote off $516,000 of leasehold cost against its impairment reserve with no effect on operations.

During the year ended February 28, 2009, the Company reviewed its oil and gas leaseholds and based on the sale of its interest in Cedar Resources, and additional information, the Company recorded an impairment of $428,855 on its leasehold interests.

During the year ended February 28, 2010, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on certain leases in the Powder River Basin of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction of 9,991 net mineral acres leaving the Company with 11,701 net mineral acres, which is considered a significant reduction in our oil and gas properties. As a result, the Company incurred abandonment expense of $228,482. In addition, the Company reviewed its remaining oil and gas leaseholds and based on current gas prices and the remaining lease terms recorded impairment of $67,400. Total abandonment and impairment charges for the year ended February 28, 2010 was $295,882.

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

Regulatory Matters

The Company has not produced oil and gas.   However the information below regarding existing and potential regulation of oil and gas exploration, development and production summarizes various laws and regulations that do or may in the future affect the activities of the Company if it is successful in developing and producing oil and gas.  The exploration, production and transportation of all types of hydrocarbons is subject to significant governmental regulation.  Our operations may in the future also be affected in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production operations and economics are, or in the past have been, affected by industry specific price controls, taxes, conservation, safety, environmental and other laws relating to the petroleum industry, and by changes in such laws and by constantly changing administrative regulations.

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

Regulation of Transportation and Sale of Natural Gas

Historically, the transportation and resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, as amended (“NGA”), the Natural Gas Policy Act of 1978, as amended (“NGPA”), and regulations promulgated there under by the Federal Energy Regulatory Commission (“FERC”) and its predecessors. In the past, the federal government has regulated the prices at which natural gas could be sold. Deregulation of wellhead natural gas sales began with the enactment of the NGPA. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, as amended (“the Decontrol Act”). The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993. While sales by producers of natural gas can currently be made at unregulated market prices, Congress could reenact price controls in the future.

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


We are a newly formed company and have never made a profit and may not be profitable in the future.    Our auditors have included an additional explanatory paragraph in their report which indicates substantial doubt on our ability to continue as a going concern.  The Company was formed in May, 2007, has not received revenues from operations and may never be profitable.

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

ITEM 2.          PROPERTIES.

Oil and Gas Prospects.

The Company presently owns an interest in approximately 25 leases of oil and gas prospects located in Montana.  These leases cover 15,220.54 gross acres.  Most of the state leases carry an initial term of 5 or 10 years and have no renewal provisions. The Company has a working interest in the leases.  These leases are more fully described below:

State of Montana-Leases	Gross Acreage	Net Mineral Acreage	Remaining Term
Powder River County, MT	5,277.35	5,277.35	6 yr

Totals	5,277.35	5,277.35

Fee Leases-Individual & Entities (Montana)
Powder River County, MT	280.00	140.00	1 yr
Powder River County, MT	5,111.18	4,691.18	1 yr
Powder River County, MT	4,552.01	1,592.19	1 yr

Totals	9,943.19	6,423.37

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

During the year ended February 28, 2010 there were no matters submitted to a vote of the Company's stockholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our shares are traded on the FINRA OTC Bulletin Board under the symbol SGOG. Our common stock began trading on the OTC Bulletin Board on February 3, 2009.

The following table shows the high and low bid price for our common shares for the quarters indicated.

	HIGH ($)	LOW ($)
2009 12/1/2008-2/28/2009 3/1/2009-5/29/2009 6/1/2009-8/31/2009 9/1/2009-11/30/2009	$0.20 $0.04 $0.017 $0.031	$0.01 $0.01 $0.01 $0.01
2010
12/1/2009-2/26/2010	$0.068	$0.005

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of May 29, 2010 we had 15,925,000 shares issued and outstanding. We estimate that we have approximately seventy (70) shareholders, excluding those shares held in street name.

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

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this Form 10-K includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-K. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of operation

For the fiscal years ending after February 28, 2010, the Company’s plan of operation is to evaluate new oil and gas projects that are available to the Company and evaluate utilization of the Company’s existing Montana leasehold interests.   The Company presently has 11,701 leasehold net mineral acres.  Our ability to explore and develop our acreage or to acquire other acreage for development and to maintain existing acreage depends upon our ability to raise additional capital through equity fundraising and/or borrowing.  Depending upon available funds, we may conduct our own field tests or exploration on one or more of our properties in Montana to determine the appropriate structure for possible development.

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

Results of Operations

For the Year ended February 28, 2010 compared to the Year ended February 28, 2009

We reported a net loss for the year ended February 28, 2010 of $412,467, compared to net loss of $750,266 for the same period in 2009. The net losses included combined non-cash impairment and abandonment expense of $295,882 and $428,855 in the years ended February 2010 and 2009 respectively. We had personnel expense of $26,392 for the year ended February 28, 2010 compared to $175,602 for the same period in 2009.  Our other general and administrative costs were $11,414 for the year ended February 28, 2010 compared to $15,740 for the same period in 2009.

We had $81,213 of professional fees, $14,800 of which were non-cash, during the year ended February 28, 2010, compared to $132,918 of professional fees, $8,700 of which were non-cash for the same period in 2009. The professional fees are for consultants performing CFO services and for required SEC filings and legal fees.

Liquidity and Capital Resources

As of February 28, 2010, we had working capital of $136,848 and it is uncertain whether this amount will be sufficient to fund operations. Therefore, we may seek additional sources of capital for the coming year.

For the year ended February 28, 2010, net cash used in operations was $101,951, primarily a result of our net loss of $412,467, offset by $295,882 of combined non-cash impairment and abandonment expense compared to net cash used in operations of $53,953 for the same period in 2009, which was our net loss of $750,266 off set by non-cash impairment and abandonment expense of $428,855 and liquidation of trading securities.

Cash provided by investing activities was $174,897 for the year ended February 28, 2010, primarily from the sale of our joint venture interest for $183,000. Cash used in investing activities was $71,152 for the year ended February 28, 2009, and primarily resulted from payment of delay rentals and joint venture title costs.

There were no financing activities for the year ended February 28, 2010. Cash flow provided by financing activities was $185,000 for the year ended February 28, 2009, from the sale of stock.

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

In accordance with FASB Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement.

Financial Instruments and Other Information

As of February 28, 2010 and 2009 we had cash, accounts payable and accrued liabilities, which are each carried at approximate fair market value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

      As of February 28, 2010, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned The unevaluated properties are assessed annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

      During the year ended February 28. 2009, the Company reviewed its oil and gas leaseholds and based on the sale of its interest in Cedar Resources, and additional information, such as an analysis of the limited volume of lease transactions in the area and consideration of water disposal requirements, the Company recorded an impairment of $428,855 on its leasehold interests.

      During the year ended February 28, 2010, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on certain leases in the Powder River Basin of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction of 9,991 net mineral acres leaving the Company with 11,701 net mineral acres, which is considered a significant reduction in our oil and gas properties. As a result, the Company incurred abandonment expense of $228,482. In addition, the Company reviewed its remaining oil and gas leaseholds and based on current gas prices and the remaining lease terms recorded impairment of $67,400. Total abandonment and impairment charges for the year ended February 28, 2010 was $295,882.

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

Recent Accounting Pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (“ASC”), which after its effective date of July 1, 2009 is the single source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (GAAP). The Codification reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using consistent structure. All existing standards that were used to create the Codification are now superseded, replacing the previous references to specific Statements of Financial Accounting Standards (“SFAS”) with numbers used in the Codification’s structural organization. The adoption of this guidance did not have a material impact on our financial statements. We have updated our disclosures accordingly.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sterling Oil and Gas Company

We have audited the accompanying balance sheets of Sterling Oil and Gas Company (an exploration stage company) as of February 28, 2010 and 2009, and the related statement of operations, shareholders’ equity and cash flows for the years then ended and the cumulative period from May 1, 2007 (inception) to February 28, 2010. We did not audit the cumulative period from May 1, 2007 (inception) to February 29, 2008.  Those amounts were audited by other auditors whose report dated May 27, 2008 has been furnished to us, and our opinion, insofar as it relates to the cumulative amounts from May 1, 2007 (inception) to February 29, 2008, is based solely on the report of the other auditors.  Sterling Oil and Gas Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Oil and Gas Company as of February 28, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended, February 28, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

We have also audited the combination in the statements of operations, cash flows, and shareholders’ equity of the amounts as presented for the year ending February 28, 2010 and 2009 with the amounts for the corresponding statements for the period from May 1, 2007 (inception) through February 29, 2008. In our opinion the amounts have been properly combined for the period from May 1, 2007 (inception) through February 28, 2010.

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

EIDE BAILLY LLP Eide Bailly LLP
Greenwood Village, Colorado
May 25, 2010

Sterling Oil and Gas Company
(An Exploration Stage Company)
Balance Sheets

	February 28,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$139,267	$66,321
Total current assets	139,267	66,321

Oil and Gas Properties-Unevaluated Properties, full cost method (less $323,824 and $483,855 impairment respectively)	242,840	713,619

Total Assets	$382,107	$779,940

Liabilities and Shareholders’ Equity

Accounts payable	$2,419	$2,585

Commitment and Contingencies (Notes 2 and 8)

Shareholders’ equity:
Preferred stock, $.00001 par value; 100,000,000 shares authorized, 0 shares
issued and outstanding	--	--

Common stock, $.00001 par value; 100,000,000 shares authorized,
15,925,000 shares issued and outstanding
at February 28, 2010 and 2009	159	159
Additional paid-in capital	2,282,582	2,267,782
Deficit accumulated during development stage	(1,903,053)	(1,490,586)

Total shareholders’ equity	379,688	777,355

Total Liabilities and Shareholders’ Equity	$382,107	$779,940

See accompanying notes to financial statements

Sterling Oil & Gas Company
(An Exploration Stage Company)
Statements of Operations

	For the Year ended February 28,		May 1, 2007 (Inception) Through February 28,
	2010	2009	2010
Revenues	$--	$--	$--

Costs and expenses
Personnel costs	26,392	175,602	267,870
Professional fees	81,213	132,918	310,096
Impairment and abandonment of unproved properties	295,882	428,855	1,295,737
Other general and administrative	11,414	15,740	40,498

Operating loss	(414,901)	(753,115)	(1,914,201)

Other income (expense)
Interest income	2,434	2,849	11,148

Net loss	$(412,467)	$(750,266)	$(1,903,053)

Basic and diluted loss per share	$(0.03)	$(0.05)

Weighted average common shares outstanding, basic and diluted	15,925,000	15,382,808

See accompanying notes to financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended February 28,		From May 1, 2007 (Inception) through February 28
	2010	2009	2010
Cash Flows From Operating Activities:
Net Loss	$(412,467)	$(750,266)	$(1,903,053)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed services	14,800	8,700	54,300
Impairment and abandonment of unproved properties	295,882	428,855	1,295,737
Changes in operating assets and liabilities:
Trading securities	--	285,666	--
Accounts payable	(166)	(26,908)	2,419

Net cash (used in)
operating activities	(101,951)	(53,953)	(550,597)

Cash flows from investing activities:
Unevaluated oil and gas properties-purchases	(8,103)	(71,152)	(216,435)
Refund of purchase deposit	--	--	80,856
Undeveloped oil and gas properties-sales	183,000	--	391,233
Net cash provided by (used in)
investing activities	174,897	(71,152)	255,654

Cash flows from financing activities:
Proceeds from the sale of common stock	--	185,000	435,000
Payments for offering costs	--	--	(790)
Net cash provided by
financing activities	--	185,000	434,210

Net Increase in cash and
cash equivalents	72,946	59,895	139,267

Cash and cash equivalents:
Beginning of period	66,321	6,426	--

End of period	$139,267	$66,321	$139,267

Noncash investing and financing transaction:
Transfer of oil and gas properties from Big Cat	$--	$--	$1,794,231

See accompanying notes to financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Statement of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Deficit Incurred During Exploration Stage	Total
	Shares	Par value $.00001

Balance, at May 1, 2007 (Inception)	--	$--	$--	$--	$--
Stock issued for properties transferred from Big Cat at inception, 5/1/2007, $0.1794 per share	10,000,000	100	1,794,131	–	1,794,231
Private placement June 2007, $0.05 per share	5,000,000	50	249,950	–	250,000
Other-contributed services	–	–	30,800	–	30,800
Other costs-issuance fees			(790)		(790)
Net loss	–	–	–	(740,320)	(740,320)

Balance, February 29, 2008	15,000,000	150	2,074,091	(740,320)	1,333,921
Public offering August 2008, $0.20 per share	325,000	3	64,997	–	65,000
Public offering October 2008, $0.20 per share	600,000	6	119,994	--	120,000
Other-contributed services	--	--	8,700	--	8,700
Net loss	–	–	–	(750,266)	(750,266)

Balance, February 28, 2009	15,925,000	159	2,267,782	(1,490,586)	777,355

Other-contributed services			14,800	--	14,800
Net loss	--	--	--	(412,467)	(412,467)
Balance February, 28, 2010	15,925,000	$159	$2,282,582	$(1,903,053)	$379,688

See accompanying notes to financial statements.

1.	Organization and Nature of Operations:

Description of Operations

Sterling Oil & Gas Company is an independent energy company engaged in the exploration, development, and acquisition of natural gas and crude oil in the western United States. On May 1, 2007, Big Cat Energy Corporation (“Big Cat”) formed a subsidiary, Sterling Oil & Gas Company (“Sterling or the Company”). Big Cat transferred its unevaluated oil and gas properties, consisting of various mineral leases and related costs to Sterling, in return for 10 million shares of Sterling restricted common stock.

The Company is in the exploration stage in accordance with FASB Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has been in the exploration stage since inception and has yet to enter revenue-producing operations. Activities since its inception have primarily involved organization and development of the Company.

2.	Liquidity:

Going Concern

As of February 28, 2010, the Company had working capital of $136,848 and stockholders’ equity of $379,688. Sterling has relied upon outside investor funds to maintain its operations and develop its business. Sterling’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company and there is substantial doubt about the ability of the Company to continue as a going concern.

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

Concentrations of Credit Risk

The Company’s cash equivalents are exposed to concentrations of credit risk.  The Company manages and controls this risk by investing these funds with major financial institutions.

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

As of February 28, 2010, the Company does not have any proven oil and gas reserves and all of its properties are unevaluated. The costs of unevaluated properties will be withheld from the depletion base until such time as they are either developed or abandoned.  Unevaluated properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unevaluated properties would result in an expense to the Company.

During the year ended February 28, 2009, the Company reviewed its oil and gas leaseholds and based on the sale of its interest in Cedar Resources, and additional information, the Company recorded an impairment of $428,855 on its leasehold interests.

During year ended February 28, 2010, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on certain leases in the Powder River Basin of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction of 9,991 net mineral acres leaving the Company with 11,701 net mineral acres, which is considered a significant reduction in our oil and gas properties. As a result, the Company incurred abandonment expense of $228,482. In addition, the Company reviewed its remaining oil and gas leaseholds and based on current gas prices and the remaining lease terms recorded impairment of $67,400. Total abandonment and impairment charges for the year ended February 28, 2010 was $295,882.

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

Asset Retirement Obligations

The Company will follow the provisions of ASC 410, Asset Retirement and Environmental Obligations (ARO); at such time as it acquires or drills oil and gas wells.  The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties will be recorded when incurred, generally upon acquisition or completion of a well.  The net estimated costs will be discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties.  Such costs will be capitalized as part of the related asset.  The asset will be depleted on the units-of-production method.  The associated liability will be classified in other long-term liabilities in the accompanying balance sheets.  The liability will be periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements.  The accretion expense will be recorded as a component of depreciation, depletion and amortization expense in the accompanying statements of operations.  As of February 28, 2010 and 2009, the Company has no ARO obligation.

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

We adopted ASC 740, Income Taxes as of March 1, 2008. This ASC provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. We have identified no significant uncertain tax positions as of February 28, 2010 or 2009. The cumulative effect of adopting ASC 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of February 28, 2010 or 2009.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and accounts payable. The fair market value of these financial instruments approximates or is equal to the book value.

Fair Value Measurement and Disclosure

The Company’s financial instruments consist of cash and cash equivalents and accounts payable. The fair market value of these financial instruments approximates or is equal to the book value.

In the first quarter of fiscal year 2009, the Company adopted ASC 820, Fair Market Measurement and Disclosures including the application of the statement to non-recurring, non-financial assets and liabilities. The adoption of ASC 820 did not have a material impact on the Company’s fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities.

Level 2- Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3- Unobservable inputs based on the Company’s own assumptions,

ASC 820 requires the use of observable market data if such data is available without undue cost and effect.

	Fair Value Measurements at Reporting Date Using
Description	February 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Oil & gas properties-unevaluated properties	$242,840	$0	$0	$242,840
Total	$242,840	$0	$0	$242,840

Level 3 assets are comprised of the impairment reserve for unevaluated properties. The Company has identified the impairment reserve as a Level 3 due to the lack of available data to obtain market values for the unevaluated properties. The company considered current gas prices and the remaining lease term as a basis for determining the reserve amount.

The following table sets for the reconciliation of fair market value of the impairment reserve classified as Level 3 for the year ended February 28. 2010.

Year Ended February 28, 2010
Balance February 28,2009	$713,619
Abandonment of leaseholds	(228,482)
Sale of leaseholds	(183,000)
Delay rental payments	8,103
Impairment	(67,400)
Balance February 28, 2010	$242,840

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

As of February 28, 2010 and 2009 the Company had 15,925,000 shares of common stock outstanding and warrants for the purchase of 3,425,000 shares. The warrants were excluded from the calculation of diluted earnings per share for both years, due to the fact that they were anti-dilutive.

Other Comprehensive Income

The Company does not have any material items of other comprehensive income for the years ended February 2010 and 2009.  Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Reclassifications

Certain amounts in the February 28, 2009 financial statements have been reclassified to conform to the presentation in the February 28, 2010 financial statements, such reclassifications had no effect on the net loss.

Recently Issued Accounting Standards

In June 2009, the FASB approved the FASB Accounting Standards Codification (“ASC”), which after its effective date of July 1, 2009 is the single source of authoritative, nongovernmental U.S. Generally
Accepted Accounting Principles (GAAP). The Codification reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using consistent structure. All existing standards that were used to create the Codification are now superseded, replacing the previous references to specific Statements of Financial Accounting Standards (“SFAS”) with numbers used in the Codification’s structural organization. The adoption of this guidance did not have a material impact on our financial statements. We have updated our disclosures accordingly.

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

4.	Oil and Gas Property Acquisitions:

During the year ended February 28, 2010, the Company paid delay rentals and joint venture costs for title work in the amount of $8,103 compared to $71,152 for the same period in 2009.

The Company sold its interest in its joint venture during the year ended February 28, 2010 and received cash proceeds of $183,000 from the sale.

  5.  RELATED PARTY TRANSACTIONS:

During the year ended February 28, 2010, certain officers of Big Cat, an affiliated public company, performed part time management duties for the Company. The Company did not pay cash for these services; however, the Company recorded the services at a fair market value as consulting feesnd additional paid-in capital. Contributed services were $14,800 for the year ended February 28, 2010 compared to $8,700 for contributed services for the same period in 2009.

During the year ended February 28, 2010, the Company contracted with RGS Resources LLC to provide CFO services to the company on a monthly basis. RGS Resources LLC’s Manager is Richard G. Stifel, the Chief Financial Officer, Principal Financial Officer and Secretary for the Company.  The Company paid consulting fees of $31,250 to RGS Resources LLC during the year ended February 28. 2010.

6.   SHAREHOLDER EQUITY:

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

In accordance with ASC 815, Derivatives and Hedging, and the terms of the warrants and the transaction documents, the warrants were determined to represent an equity transaction and therefore the fair value of the warrants are contained within the equity section and not separately recorded apart from the common shares issued as part of the private placement.

7.   Income Taxes:

Deferred tax assets (liabilities) are comprised of the following:

	End of February
	2010	2009

Deferred tax assets:
Unevaluated oil & gas properties	$93,400	$174,000
Net operating loss and credit carryforwards	552,000	345,000
Total deferred tax assets	645,400	519,000
Valuation allowance	(645,400)	(519,000)

	$–	$–

A reconciliation of our effective tax rate to the federal statutory tax rate of 35% is as follows:

	End of February
	2010	2009

Expected benefit at federal statutory rate	(35%)	(35%)
State taxes net of federal benefit	(1.41%)	(0.96%)
Permanent differences	1.26%	.43%
Change in valuation allowance	35.15%	35.53%

	–	–

The federal net operating loss (NOL) carryforward of approximately $1,516,500 as of February 28, 2010 begins to expire in 2028.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.  Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.  We have not performed a Section 382 analysis.  However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

Based on managements’ assessment of ASC 740, Income Taxes, it was concluded that the adoption of ASC 740, as of March 1. 2008, had no significant impact on the Company’s results of operations or financial position, and required no adjustments to the opening balance sheet.

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

Management has evaluated all activity of the Company and concluded that no subsequent events have occurred that would require disclosure.

F-14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with changes in accountants, there have been no reportable disagreements or reportable events.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Based on an evaluation required by paragraph (b) of  §240.13a–15 of the effectiveness of the registrant's disclosure controls and procedures (as defined in §240.13a–15(e)), the Company’s principal executive officer and principal financial officer concluded that, as of February 28, 2010 its disclosure controls and procedures are effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The framework used by management to evaluate the effectiveness of the registrant's internal control over financial reporting as required by paragraph (c) of §240.13a–15 is the COSO Internal Control – Integrated Framework.  Based on management’s assessment, management concluded that the Company internal control over financial reporting is effective as of February 28, 2010.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended February 28, 2010.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers is set forth below:

Name	Age	Position Held
Timothy G. Barritt	60	President, Principal Executive Officer, and Director
Richard G. Stockdale	66	Director and Vice President
Raymond P. Murphy	51	Director and Chief Operation Officer, Vice President
Richard Stifel	63	Secretary, Principal Financial Officer

Our directors’ serve until our next annual meeting of the stockholders or until a successor is elected and qualified.  The Board has authority to fill any vacancy that occurs on account of resignation or other cause by appointment of a new director.  The Board of Directors appoints the officers and their terms of office are at the discretion of the Board of Directors. The board of directors has no nominating, auditing or compensation committees.   Each present director of the Company has served as such since his appointment in May, 2007.   The Company does not have independent directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and shareholders holding greater than ten percent are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended February 28, 2010, and thereafter, all Section 16(a) filing requirements applicable to officers, directors and shareholders holding greater than ten percent were timely met.

Code of Ethics

            The Company has adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics will be furnished upon request without charge.

Board of Director’s Meetings and Attendance at Shareholder Meetings

            The Company does not have nominating, compensation or audit committees of the Board. The full board conducts the function of an audit committee.  There were two meetings of the Board of Directors held during the fiscal year ended February 28, 2010.    All members of the board were in attendance at the meetings.  The Company expects all directors to be in attendance at shareholder meetings and attempts to schedule meetings at a time when all directors will be able to attend, however conflicting schedules, may on occasion preclude attendance at shareholder meetings.

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

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers and directors since May 1, 2007 (inception) through February 28, 2010. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other		Securities		All Other
				Annual	Restricted	Underlying		Compens-
				Compen-	Stock	Options/	LTIP	ation
Name and Principal	Fiscal	Salary	Bonus	sation	Award(s)	SARs	Payouts
Position	Year	($)	($)	($)	($)	(#)	($)	($)
Timothy Barritt	2010	0	0	0	0	0	0	0
President & CEO	2009	37,500	0	0	0	0	0	4,614
	2008	15,000	0	0	0	0	0	0

Raymond Murphy	2010	0	0	0	0	0	0	0
COO	2009	37,500	0	0	0	0	0	3,031
	2008	15,000	0	0	0	0	0	0

Richard Stockdale	2010	0	0	0	0	0	0	0
Vice President	2009	37,500	0	0	0	0	0	823
	2008	15,000	0	0	0	0	0	0

Richard Stifel	2010	20,833	0	0	0	0	0	3,544
Secretary &	2009	37,500	0	0	0	0	0	5,491
Treasurer	2008	15,000	0	0	0	0	0	0

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

Other Compensation

During the fiscal years ended February 28, 2010 and 2009, the Company paid a portion of the fringe benefit costs for the paid officers of the Company. The Company does not have outside directors.

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

The following table sets forth the total number of shares owned beneficially by each of our directors and executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares as of May 29, 2010. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares.

Name and Address		Percentage of
Beneficial Owner/ Promoter of the Company	Shares 1	Shares
Timothy G. Barritt PO Box 500 Upton, Wyoming 82730	1,248,634	7.8%

Ray Murphy PO Box 500 Upton, Wyoming 82730	1,248,634	7.8%

Richard Stockdale PO Box 500 Upton, Wyoming 82730	1,248,634	7.8%

Richard G. Stifel PO Box 500 Upton, Wyoming 82730	65,000	0.4%

All officers and directors as a group (4 individuals)	3,810,902	24.0%

1 - does not consider warrants to purchase up to 125,000 shares held by each of Messrs Barritt, Murphy and Stockdale, and  up to 75,000 shares held by Mr. Stifel

2  - shares are held by the Richard G. Stockdale Revocable Trust dated 6/8/2007

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

2009	$5,150.00	Eide Bailly LLP
2010	$17,098.00	Eide Bailly LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph were:

2009	$0.00	Eide Bailly LLP
2010	$0.00	Eide Bailly LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2009	$0.00	Eide Bailly LLP
2010	$1,095.00	Eide Bailly LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2009	$0.00	Eide Bailly LLP
2010	$0.00	Eide Bailly LLP

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

(1)  Financial Statements

      The financial statements of Sterling Oil & Gas Company and the independent registered public accounting firms report dated May 25, 2010, are incorporated in Item 8 of this report.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of May, 2010.

Sterling Oil & Gas Company

BY:	TIMOTHY BARRITT
Timothy Barritt, President and Principal Executive Officer

BY:	RICHARD G. STIFEL
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

TIMOTHY BARRITT	President, Principal Executive Officer,	May 27, 2010
Timothy Barritt	and a member of the Board of Directors

RAYMOND MURPHY	Chief Operations Officer, and	May 27, 2010
Raymond Murphy	a member of the Board of Directors

RICHARD G. STOCKDALE	Treasurer, and a member of the	May 27, 2010
Richard G. Stockdale	Board of Directors