Form 10-Q
period 2010-05-31
Sterling Oil & Gas CO
filed 2010-07-09
CIK 1402273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  May 31, 2010

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,925,000 shares of common stock, $.00001 par value and 0 shares of preferred stock, $.00001 par value as of July 15, 2010

STERLING OIL & GAS COMPANY

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS
		Condensed Balance Sheets as of May 31, 2010 (Unaudited) and February 28, 2010	3

		Condensed Statements of Operations for the three months ended May 31, 2010 and 2009 and for the cumulative period from May 1, 2007 (inception ) through May 31, 2010 (Unaudited)	4

		Condensed Statements of Cash Flows for the three months ended May 31, 2010 and 2009, and for the cumulative period from May 1, 2007 (inception) through May 31, 2010 (Unaudited)	5

		Condensed Statement of Shareholders’ Equity for the three months ended May 31, 2010 and the cumulative period from May 1, 2007 (inception) to May 31, 2010 (Unaudited)	6

		Notes to Condensed Financial Statements	7

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	ITEM 4T.	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION		16

	ITEM 1.	Legal Proceedings	16

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	ITEM 3.	Default Upon Senior Securities	16

	ITEM 4.	Submission of Matters to a Vote of Security Holders	16

	ITEM 5.	Other Information	16

	ITEM 6.	EXHIBITS	17

	SIGNATURES		17

ITEM 1.	FINANCIAL STATEMENTS.
Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Balance Sheets

	May 31, 2010	February 28,
Assets	(Unaudited)	2010
Current assets:
Cash and cash equivalents	$111,650	$139,267
Total current assets	111,650	139,267

Oil and Gas Properties-Unproved Properties, full cost method (less $323,824 and $323,824 impairment, respectively)	243,793	242,840

Total Assets	$355,443	$382,107

Liabilities and Shareholders’ Equity

Accounts payable	$8,368	$2,419

Shareholders’ equity:
Preferred stock, $.00001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	--	--

Common stock, $.00001 par value; 100,000,000 shares authorized, 15,925,000 shares issued and outstanding at May 31, 2010 and February 28, 2009.	159	159
Additional paid-in capital	2,283,632	2,282,582
Deficit accumulated during development stage	(1,936,716)	(1,903,053)

Total shareholders’ equity	347,075	379,688

Total Liabilities and Shareholders’ Equity	$355,443	$382,107

See accompanying notes to condensed financial statements.

Sterling Oil and Gas Company (An Exploration Stage Company) Condensed Statements of Operations (Unaudited)
	For the Three Months ended May 31,		From Inception (May 1, 2007) through May 31,
	2010	2009	2010
Revenues	$--	$--	$--

Costs and expenses:
Personnel costs	13,454	7,552	281,324
Professional fees	18,863	32,627	328,959
Impairment expense	--	--	1,295,737
Other general and administrative expenses	1,968	866	42,466

Operating Loss	(34,285)	(41,045)	(1,948,486)

Other Income (Expense)
Interest income	622	114	11,770
Net (Loss)	$(33,663)	$(40,931)	$(1,936,716)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average common shares outstanding	15,925,000	15,925,000

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From May 1,
			2007 (inception)
	For the three months ended		Through
	May 31,		May 31,
	2010	2009	2010
Cash Flows From Operating Activities:
Net Loss	$(33,663)	$(40,931)	$(1,936,716)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed services	1,050	12,050	55,350
Impairment and abandonment of unproved properties	--	--	1,295,737
Changes in operating assets and liabilities:
Trading securities	--	--	--
Accounts payable	5,949	9,457	8,368

Net cash (used in)
operating activities	(26,664)	(19,424)	(577,261)

Cash flows from investing activities:
Unproved oil and gas properties-additions	(953)	(952)	(217,388)
Refund of purchase deposit	--	--	80,856
Unproved oil and gas properties-sales	--	183,000	391,233
Net cash provided by (used in)
investing activities	(953)	182,048	254,701

Cash flows from financing activities:
Proceeds from the sale of common stock	--	--	435,000
Payments for offering costs	--	--	(790)
Net cash provided by
financing activities	--	--	434,210
Net Increase (decrease) in cash and
cash equivalents	(27,617)	162,624	111,650
Cash and cash equivalents:
Beginning of period	139,267	66,321	--

End of period	$111,650	$228,945	111,650

Noncash investing and financing transaction:
Transfer of oil and gas properties from Big Cat	$--	$--	$1,794,231

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional	(Deficit) Incurred
	Shares	Par value $.00001	Paid-in Capital	During Exploration Stage	Total
Balance, at May 1, 2007( Inception)	--	$--	$--	$--	$--
Stock issued for properties transferred from Big Cat at inception, May 1, 2007, $0.1794 per share	10,000,000	100	1,794,131	–	1,794,231
Private placement June 2007, $0.05 per share	5,000,000	50	249,950	–	250,000
Other-contributed services	–	–	30,800	–	30,800
Other costs-issuance fees			(790)		(790)
Net loss	–	–	–	(740,320)	(740,320)
Balance, February 29, 2008	15,000,000	150	2,074,091	(740,320)	1,333,921
Public offering August 2008, $0.20 per share	325,000	3	64,997	–	65,000
Public offering October 2008, $0.20 per share	600,000	6	119,994	--	120,000
Other-contributed services	--	--	8,700	--	8,700
Net loss	–	–	–	(750,266)	(750,266)
Balance, February 28, 2009	15,925,000	159	2,267,782	(1,490,586)	777,355
Other-contributed services	--	--	14,800	--	14,800
Net loss	--	--	--	(412,467)	(412,467)
Balance, February 28,2010	15,925,000	159	2,282,582	(1,903,053)	379,688
Other-contributed services	--	--	1,050	--	1,050
Net loss	--	--	--	(33,663)	(33,663)
Balance, May 31, 2010	15,925,000	$159	$2,283,632	$(1,936,716)	$347,075

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Notes to Condensed Financial Statements

1.	Presentation, Organization and Nature of Operations:

Presentation

The accompanying condensed financial statements of Sterling Oil & Gas Company (the “Company”) at May 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2010. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations presented for the periods ended May 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. The February 28, 2010 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2010.

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

The Company is in the exploration stage in accordance with FASB Accounting Standard Codification (“ASC”) 915, Development Stage Entities. The Company has been in the exploration stage since inception and has yet to enter revenue-producing operations. Activities since its inception have primarily involved organization and development of the Company.

2.	Liquidity:

Going Concern

As of May 31, 2010, the Company had working capital of $103,282 and shareholders’ equity of $347,075. Sterling has relied upon outside investor funds to maintain its operations and develop its business. Sterling’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company and there is substantial doubt about the ability of the Company to continue as a going concern.

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

As of May 31, 2010, the Company does not have any proven oil and gas reserves and all of its properties are unproved. The costs of unproved properties will be withheld from the depletion base until such time as they are either developed or abandoned.  Unproved properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unproved properties would result in an expense to the Company.

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

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of deferred income taxes (full cost pool), may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized.  Should the full cost pool exceed this ceiling, impairment is recognized.  The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

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

We adopted ASC 740, Income Taxes as of March 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. We have identified no significant uncertain tax positions as of February 28, 2010 or at May 31, 2010. The cumulative effect of adopting ASC 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of February 28, 2010 or at May 31, 2010.

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

In the first quarter of fiscal year 2009, the Company adopted ASC 820 Fair Market Measurement and Disclosures including the application of the statement to non-recurring, non-financial assets and liabilities. The adoption of ASC 820 did not have a material impact on the Company’s fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities.
Level 2- Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3- Unobservable inputs based on the Company’s assumptions,

ASC 820 requires the use of observable market data if such data is available without undue cost and effect.

Due to the impairment of the unproved properties, the amount recorded in the financial statements is considered fair value and as such, requires presentation in accordance with ASC 820.

Level 3 assets are comprised of unproved oil and gas properties. The Company has classified the fair value of the properties as a Level 3 due to the lack of available data to obtain market values for the unevaluated properties. The Company considered current gas prices and the remaining lease term as a basis for determining the reserve amount.

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

As of May 31, 2010 and 2009 the Company had 15,925,000 shares of common stock outstanding and warrants for the purchase of 3,425,000 shares. The warrants were excluded from the calculation of diluted earnings per share for both years, due to the fact that they were anti-dilutive.

Reclassifications

Certain amounts for the period May 1, 2007 (Inception) to May 31, 2010 have been reclassified to conform to the May 31, 2010 presentation. Such reclassifications had no effect on net loss.

Other Comprehensive Income

The Company does not have any material items of other comprehensive income for the three months ended May 31, 2010 and 2009.  Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Recently Issued Accounting Standards

In January 2010, the FASB issued an update (ASU No. 2010-06) to ASC 820, “Fair Value Measurement and Disclosures to improve disclosure requirements regarding transfers, classes of assets and liabilities, and inputs and valuation techniques. This Update is effective for interim and annual periods ending on or after December 15, 2009, The company adopted this ASC update on January 1, 2010 and it had no material impact the consolidated financial statements.

In February 2010, the FASB issued an update (ASU No.2010-09) to ASC 855, Subsequent Events by removing  the requirement for an SEC filer to disclose the date through which that filer had evaluated subsequent events. The Company has adopted this change and therefore has removed the related disclosure from the “Basis of Presentation”.

4.	Oil and Gas Property Acquisitions and Dispositions:

During the three months ended May 31, 2010 and 2009 the Company paid delay rentals on its Montana leases in the amount of $953 and $952 respectively.

During the three months ended May 31, 2009, the Company sold its interest in certain undeveloped properties for $183,000.  The effect of this sale reduced the Company’s leasehold net mineral acres from 22,511 to 21,047.

5.	Related Party transactions

During the three months ended May 31, 2010, certain officers of Big Cat Energy Corporation, an affiliated public company, performed part time management duties for the Company. The Company did not pay cash for these services; however, the Company recorded the services at a fair market value as consulting fees and additional paid-in capital. Contributed services were $1,050 for the three months ended May 31, 2010 compared to $12,050 for contributed services for the same period in 2009.

In September 2009, the Company contracted with RGS Resources LLC to provide CFO services to the company on a monthly basis. RGS Resources LLC’s Manager is Richard G. Stifel, the Chief Financial Officer, Principal Financial Officer and Secretary for the Company.  The Company paid consulting fees of $5,208 to RGS Resources LLC during the three months ended May 31, 2010.

6.	Shareholders’ Equity:

There were no equity transactions during the periods ended May 31, 2010 and May 31, 2009.

7.	Income Taxes:

The federal net operating loss (NOL) carryforward of approximately $1,549,000 as of May 31, 2010 expires on various dates through 2029. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards incurred before a change in control.   “Change in control” for these purposes generally means greater than a 50% change in ownership of the corporation.  After a change in control, a loss corporation cannot deduct NOL carryforwards existing at the time of the change in control in excess of the Section 382 limitations.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods.  We have not performed a Section 382 analysis, however approximately ninety percent of the present NOL was incurred during the fiscal years beginning March 1, 2007, and thereafter.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

We adopted ASC 740, Income Taxes as of March 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. We have identified no significant uncertain tax positions as of February 28, 2010 or at May 31, 2010. The cumulative effect of adopting ASC 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

No interest and penalties related to uncertain tax positions were accrued as May 31, 2010.

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

Forward-Looking Statements

This Quarterly Report includes certain statements that may be deemed to be “forward-looking statements” that reflect our current views with respect to future events and financial performance. All statements include in this Quarterly Report, other than statements of historical facts, address matters that we reasonably expect, believe or anticipate will or may occur in the future. Forward-looking statements may relate to, among other things:

▪	our future financial position, including working capital and anticipated cash flow;

▪	the risks of the oil and gas industry, such as operational risks in exploring for, developing and producing crude oil and natural gas;

▪	market demand;

▪	risks and uncertainties involving geology of oil and gas deposits;

▪	the uncertainty of any reserve estimates and reserve life;

▪	the uncertainty of estimates and projections relating to any production, costs and expenses;

▪	potential delays or changes in plans with respect to exploration or development projects or capital expenditures;

▪	fluctuations in oil and gas prices;

▪	health, safety and environmental risks;

▪	uncertainties as to the availability and cost of financing; and

▪	the possibility that government policies or laws may change or governmental approvals may be delayed or withheld.

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

Plan of Operations

For the fiscal year ending February 28, 2011, the Company’s plan of operation is to evaluate new oil and gas projects that are available to the Company and evaluate utilization of the Company’s existing Montana leasehold interests.  The Company presently has 11,701 leasehold net mineral acres.  Our ability to explore and develop our acreage or to acquire other acreage for development and to maintain existing acreage depends upon our ability to raise additional capital through equity fundraising and/or borrowing.  Depending upon available funds, we may conduct our own field tests or exploration on one or more of our properties in Montana to determine the appropriate structure for possible development.   We are in development stage operations and have not generated any revenues from current operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, the current lack of production, and possible cost overruns due to price and cost increases in services and operations. Further, we have no assurance that future financing will be available to us on acceptable terms to enable us to develop the business of the Company. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

Three Months Ended May 31, 2010 compared to the Three Months Ended May 31, 2009

We reported a net loss for the three months ended May 31, 2010 of $33,663 as compared to a net loss of $40,931 for the same period in 2009.

Our other general and administrative costs were $1,968 during the three month period ended May 31, 2010 as compared to $866 for the same period in 2009.

We had $18,863 of professional fees, of which $1,050 were non-cash, during the three month period ended May 31, 2010, compared to $32,627, $12,050 of which were non-cash, for the same period in 2009. The professional fees in 2009 were paid to consultants for CFO services and fees associated with SEC compliance. The professional fees in 2010 were for required SEC compliance.

Liquidity and Capital Resources

As of May 31, 2010, we had working capital of $103,282, and it is uncertain whether this amount will be sufficient to fund operations. Therefore, we may seek additional sources of capital for the coming year.

For the three months ended May 31, 2010 cash used in operating activities was $26,664. Cash used in operating activities was primarily our net loss. Cash used in operating activities for the three months ended May 31, 2009, was $19,424 and  was primarily a result of our net loss offset by non-cash consulting fees of $12,050.

Cash used in investing activities was $953 for the three months ended May 31, 2010, for payment of delay rentals. Cash provided by investing activities was $182,048 for the three months ended May 31, 2009, primarily from the sale of the Company’s interest in certain undeveloped pproperties.

There were no financing activities for the three months ended May 31, 2010 and 2009.

Financial Instruments and Other Information

As of May 31, 2010 we had cash and cash equivalents, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

      As of May 31, 2010, the Company does not have any proven oil and gas reserves and all of its properties are unproved. The costs of unproved properties will be withheld from the depletion base until such time as they are either developed or abandoned.  Unproved properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unproved properties would result in an expense to the Company.

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

Recently Issued Accounting Standards:

      In January 2010, the FASB issued an update (ASU No. 2010-06) to ASC 820, “Fair Value Measurement and Disclosures to improve disclosure requirements regarding transfers, classes of assets and liabilities, and inputs and valuation techniques. This Update is effective for interim and annual periods ending on or after December 15, 2009, The company adopted this ASC update on January 1, 2010 and it had no material impact the consolidated financial statements.

      In February 2010, the FASB issued an update (ASU No.2010-09) to ASC 855, Subsequent Events by removing  the requirement for an SEC filer to disclose the date through which that filer had evaluated subsequent events. The Company has adopted this change and therefore has removed the related disclosure from the “Basis of Presentation”.

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of May 31, 2010 and 2009, there were no off –balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of May 31, 2010. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of May 31, 2010, the Company’s disclosure controls and procedures are effective.

  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting,

PART II.  OTHER INFORMATION

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of July, 2010.

Sterling Oil & Gas Company

BY:	TIMOTHY BARRITT
Timothy Barritt, President and Principal Executive Officer

BY:	RICHARD STIFEL
Richard G. Stifel, Principal Accounting Officer and Principal Financial Officer