Form 10-Q
period 2010-08-31
Sterling Oil & Gas CO
filed 2010-10-13
CIK 1402273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
✓ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  August 31, 2010

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

(307) 468-9368
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                    Accelerated filer

Non-accelerated filer                                   ✓ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ✓

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,925,000 shares of common stock, $.00001 par value and 0 shares of preferred stock, $.00001 par value as of October 15, 2010

STERLING OIL & GAS COMPANY

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS
		Condensed Balance Sheets as of August 31, 2010 (Unaudited) and February 28, 2010	3

		Condensed Statements of Operations for the three months ended August 31, 2010 and 2009 and for the six months ended August 31, 2010 and 2009 and for the cumulative period from May 1, 2007 (Inception ) through August 31, 2010 (Unaudited)	4

		Condensed Statements of Cash Flows for the six months ended August 31, 2010 and 2009 and for the cumulative period from May 1, 2007( Inception) through August 31, 2010 (Unaudited)	5

		Condensed Statement of Shareholders’ Equity for the six months ended August 31, 2010 and for the cumulative period from May 1, 2007 (Inception) through August 31, 2010 (Unaudited)	6

		Notes to Unaudited Condensed Financial Statements	7

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	ITEM 4T.	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION		17

	ITEM 1.	Legal Proceedings	17

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	ITEM 3.	Default Upon Senior Securities	17

	ITEM 4.	Submission of Matters to a Vote of Security Holders	17

	ITEM 5.	Other Information	17

	ITEM 6.	EXHIBITS	17

	SIGNATURES		17

ITEM 1.	FINANCIAL STATEMENTS.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Balance Sheets

	August 31, 2010	February 28,
Assets	(Unaudited)	2010
Current assets:
Cash and cash equivalents	$73,605	$139,267
Total current assets	73,605	139,267

Oil and Gas Properties-Unevaluated Properties, full cost method (less $354,922 and $323,824 impairment, respectively)	219,847	242,840

Total Assets	$293,452	$382,107

Liabilities and Shareholders’ Equity

Accounts payable	$1,689	$2,419

Shareholders’ equity:
Preferred stock, $.00001 par value; 100,000,000 shares authorized, 0 shares
issued and outstanding	--	--

Common stock, $.00001 par value; 100,000,000 shares authorized,
15,925,000 shares issued and outstanding
at August 31, 2010 and February 28, 2010, respectively.	159	159
Additional paid-in capital	2,284,332	2,282,582
Deficit accumulated during development stage	(1,992,728)	(1,903,053)

Total shareholders’ equity	291,763	379,688

Total Liabilities and Shareholders’ Equity	$293,452	$382,107

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
	For the Three Months ended August 31,		For the Six Months ended August 31,		May 1, 2007 (Inception) Through August 31,
	2010	2009	2010	2009	2010
Revenues	$--	$--	$--	$--	$--

Costs and expenses
Personnel costs	21,636	19,726	35,091	27,278	302,961
Professional fees	2,220	4,940	21,083	37,568	331,179
Impairment and abandonment of unproved properties	31,098	228,482	31,098	228,482	1,326,835
Other general and administrative	1,497	2,362	3,446	3,228	43,944

Operating loss	(56,451)	(255,510)	(90,718)	(296,556)	(2,004,919)

Other income (expense)
Interest income	421	421	1,043	536	12,191

Net loss	$(56,030)	$(255,089)	$(89,675)	$(296,020)	$(1,992,728)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic and diluted	15,925,000	15,925,000	15,925,000	15,925,000

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months ended August 31,	For the Six Months ended August 31,	From May 1, 2007 (Inception) Through August 31,
	2010	2009	2010
Cash Flows From Operating Activities:
Net Loss	$(89,675)	$(296,020)	$(1,992,728)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed services	1,750	13,150	56,050
Impairment and abandonment of unproved properties	31,098	228,482	1,326,835
Changes in operating assets and liabilities:
Trading securities	--	--	--
Accounts payable	(730)	310	1,689
Net cash(used in) operating activities	(57,557)	(54,078)	(608,154)

Cash flows from investing activities:
Unevaluated oil and gas properties-additions	(8,105)	(8,104)	(224,540)
Refund of purchase deposit	--	--	80,856
Undeveloped oil and gas properties-sales	--	183,000	391,233
Net cash provided by, (used in) investing activities	(8,105)	174,896	247,549

Cash flows from financing activities:
Proceeds from the sale of common stock	--	--	435,000
Payments for offering costs	--	--	(790)
Net cash provided by financing activities	--	--	434,210

Net Increase (decrease) in cash and cash equivalents	(65,662)	120,818	73,605

Cash and cash equivalents:
Beginning of period	139,267	66,321	--
End of period	$73,605	$187,139	$73,605

Noncash investing and financing transaction:
Transfer of oil and gas properties from Big Cat	$--	$--	$1,794,231

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statement of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Par value $.00001	Additional Paid-in Capital	(Deficit) Incurred During Exploration Stage	Total

Balance, at May 1, 2007( Inception)	--	$--	$--	$--	$--
Stock issued for properties transferred from Big Cat at inception, May 1, 2007, $0.1794 per share	10,000,000	100	1,794,131	–	1,794,231
Private placement June 2007, $0.05 per share	5,000,000	50	249,950	–	250,000
Other-contributed services	–	–	30,800	–	30,800
Other costs-issuance fees			(790)		(790)
Net loss	–	–	–	(740,320)	(740,320)
Balance, February 29, 2008	15,000,000	150	2,074,091	(740,320)	1,333,921
Public offering August 2008, $0.20 per share	325,000	3	64,997	–	65,000
Public offering October 2008, $0.20 per share	600,000	6	119,994	--	120,000
Other-contributed services	--	--	8,700	--	8,700
Net loss	–	–	–	(750,266)	(750,266)
Balance, February 28, 2009	15,925,000	159	2,267,782	(1,490,586)	777,355
Other-contributed services	--	--	14,800	--	14,800
Net loss	--	--	--	(412,467)	(412,467)
Balance, February 28,2010	15,925,000	159	2,282,582	(1,903,053)	379,688
Other-contributed services	--	--	1,750	--	1750
Net loss	--	--	--	(89,675)	(89,675)
Balance, August 31, 2010	15,925,000	$159	$2,284,332	$(1,992,728)	$291,763

See accompanying notes to condensed financial statements.

1.	Presentation, Organization and Nature of Operations:

Presentation

The accompanying condensed financial statements of Sterling Oil & Gas Company (the “Company”) at August 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2010. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations presented for the periods ended August 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. The February 28, 2010 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2010.

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

Going Concern

As of August 31, 2010, the Company had working capital of $71,916 and shareholders’ equity of $291,763. Sterling has relied upon outside investor funds to maintain its operations and develop its business. Sterling’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company and there is substantial doubt about the ability of the Company to continue as a going concern.

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

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and exploration of proved oil and gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration activities and costs of drilling both productive and non-productive wells.  Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. Generally, any such sale of unproved properties will also be recognized on a cost recovery basis with no gain or loss.

As of August 31, 2010, the Company does not have any proven oil and gas reserves and all of its properties are unproved. The costs of unproved properties will be withheld from the depletion base until such time as they are either developed or abandoned.  Unproved properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unproved properties would result in an expense to the Company.

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

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of deferred income taxes (full cost pool), may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized.  Should the full cost pool exceed this ceiling, impairment is recognized.  The present value of estimated future net revenues is computed by applying average monthly prices for the prior twelve months to estimated future production of proved oil and gas reserves as of period end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

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

We adopted ASC 740, Income Taxes as of March 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. We have identified no significant uncertain tax positions as of February 28, 2010 or at August 31, 2010. The cumulative effect of adopting ASC 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of February 28, 2010 or at August 31, 2010.

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
Level 3- Unobservable inputs based on the Company’s assumptions,

ASC 820 requires the use of observable market data if such data is available without undue cost and effect.

	Fair Value Measurements at Reporting Date Using
Description	August 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Oil & gas properties-unevaluated properties	$219,847	$0	$0	$219,847
Total	$219,847	$0	$0	$219,847

Level 3 assets are comprised of unproved oil and gas properties. The Company has classified the fair value of the properties as a Level 3 due to the lack of available data to obtain market values for the unevaluated properties. The Company considered current gas prices and the remaining lease term as a basis for determining the reserve amount.

The following table sets for the reconciliation of fair market value of the impairment reserve classified as Level 3 for the six months ended August 31, 2010.

Six Months Ended August 31, 2010
Balance February 28,2010	$242,840
Delay rental payments	8,105
Impairment	(31,098)
Balance August 31, 2010	$219,847

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

As of August 31, 2010 and 2009 the Company had 15,925,000 shares of common stock outstanding and warrants for the purchase of 3,425,000 shares. The warrants were excluded from the calculation of diluted earnings per share for both years, due to the fact that they were anti-dilutive.

Reclassifications

Certain amounts for the period from Inception (May 1, 2007) to August 31, 2010 have been reclassified to conform to the August 31, 2010 presentation. Such reclassifications had no effect on net loss.

Other Comprehensive Income

The Company does not have any material items of other comprehensive income for the six months ended August 31, 2010 or August 31, 2009.  Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

Recent Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

4.	Oil and Gas Property Acquisitions:

During the three months ended August 31, 2010 and 2009 the Company paid delay rentals on its Montana leases in the amount of $7,152.

During the three months ended August 31, 2009, the Company completed a review of its oil and gas leaseholds and elected not to pay delay rentals on certain leases in the Powder River Basin of Montana and therefore abandoned the leases. The effect of abandonment of these leases was a reduction of 9,991 net mineral acres to an ending 11,701 net mineral acres, which is considered a significant reduction in our oil and gas properties. As a result, the Company wrote off $152,321 against its impairment reserve and recorded an abandonment of unproved properties expense of $228,482 to reflect the reduction in acreage.

During the six months ended August 31, 2010 and 2009, the Company paid delay rentals of $8,105. The Company recorded non-cash impairment expense of $31,098 in the three months ended August 31, 2010.

5.	Related Party Transactions:

During the three months ended August 31, 2010 and 2009, certain officers of Big Cat Energy Corporation, an affiliated public company, performed part time management duties for the Company. The Company did not pay cash for these services; however, the Company recorded the services at a fair market value as consulting fees and additional paid-in capital. Contributed services were $700 for the three months ended August 31, 2010 compared $1,100 for the same period in 2009.

The amount of contributed services for the six months ended August 31, 2010 were $1,750 compared to $13,150 for the same period in 2009.

6.	Shareholders’ Equity:

There was no equity sales transaction during the six months ended August 31, 2010 or 2009.

7.	Income Taxes:

 The federal net operating loss (NOL) carryforward of approximately $1,573,000 as of August 31, 2010 expires on various dates through 2030. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards incurred before a change in control.   “Change in control” for these purposes generally means greater than a 50% change in ownership of the corporation.  After a change in control, a loss corporation cannot deduct NOL carryforwards existing at the time of the change in control in excess of the Section 382 limitations.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods.  We have not performed a Section 382 analysis, however approximately ninety percent of the present NOL was incurred during the fiscal years beginning March 1, 2007, and thereafter.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

We adopted ASC 740, Income Taxes as of March 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. We have identified no significant uncertain tax positions as of February 28, 2010 or at August 31, 2010. The cumulative effect of adopting ASC 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

No interest and penalties related to uncertain tax positions were accrued as August 31, 2010.

8.	Commitments and Contingencies:

Environmental Issues– The Company is engaged in oil and gas exploration and may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof.  If the Company acquires existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.  Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company.  Management believes its properties, all of which are currently unevaluated, are operated in conformity with local, state and federal regulations.  No claim has been made, nor is the Company aware of any uninsured liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

9.	Subsequent Events

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

Results of Operations

Three Months Ended August 31, 2010 compared to the Three Months Ended August 31, 2009.

We reported a net loss for the three months ended August 31, 2010 of $56,030 compared to net loss of $255,089 for the period three months ended August 31, 2009. The net loss for the three months ended August 31, 2010 included a non-cash impairment expense of $31,098. The net loss for the three months ended August 31, 2009 included a non-cash loss on abandonment of leaseholds of $228,482.

We had personnel expense of $21,636 for the three months ended August 31, 2010 compared to $19,726 for the three months ended August 31, 2009.

Our other general and administrative costs were $1,479 during the three month period ended August 31, 2010 compared to $2,362 for the same period in 2009.

We had $2,220 of professional fess, $700 of which were non-cash, during the three months ended August 31, 2010, compared to $4,940, $1,100 of which were non-cash,  for the three months ended August 31, 2009.  The professional fees in 2010 and 2009 are for required SEC filings.

Six Months Ended August 31, 2010 compared to the Six Months Ended August 31, 2009

We reported a net loss for the six months ended August 31, 2010 of $89,675 compared to net loss of $296,020 for the six months ended August 31, 2009. The net loss for the six months ended August 31, 2010 included a non-cash impairment expense of $31,098. The net loss for the six months ended August 31, 2009 included a non-cash loss on abandonment of leaseholds of $228,482.

We had personnel expense of $35,091 in the six months ended August 31, 2010 compare to $27,278 for the six months ended August 31, 2009.

Our other general and administrative costs were $3,446 during the six month period ended August 31, 2010. There was $3,228 of general and administrative expense for the six months ended August 31, 2009.

We had $21,083 of professional fess during the six months ended August 31, 2010, compared to $37,568 of professional fees for the six months ended August 31, 2009. The professional fees  are for required SEC filings.

Liquidity and Capital Resources

   As of August 31, 2010, we had working capital of $71,916, and it is uncertain whether this amount will be sufficient to fund operations. Therefore, we may seek additional sources of capital for the coming year.

For the six months ended August 31, 2010, we used net cash from operations of $57,557. Cash used in operations was primarily a result of our net loss offset by the non-cash impairment expense of $31,098, compared to cash used in operations of $54,078 for the six months ended August 31, 2009 which was primarily due to our net loss offset by non cash loss on leaseholds of $228,482.

For the six months ended August 31, 2010, cash used by investing activities was $8,105, for the payment of delay rentals, compared to cash provided by investing activities was $174,896 for the six months ended August 31, 2009, primarily from the sale of the Company’s interest in Cedar Resources.

There were no net cash effects from financing activities for the six months ended August 31, 2010 or 2009.

Financial Instruments and Other Information

As of August 31, 2010 we had cash and cash equivalents, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

As of August 31, 2010, the Company does not have any proven oil and gas reserves and all of its properties are unproved. The costs of unproved properties will be withheld from the depletion base until such time as they are either developed or abandoned.  Unproved properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unproved properties would result in an expense to the Company.

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

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of deferred income taxes (full cost pool), may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized.  Should the full cost pool exceed this ceiling, impairment is recognized.  The present value of estimated future net revenues is computed by applying monthly average prices for the prior twelve months to estimated future production of proved oil and gas reserves as of period end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

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

Recent Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of August 31, 2010 and February 28, 2010, there were no off–balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of August 31, 2010. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of August 31, 2010, the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting,.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of October, 2010.

Sterling Oil & Gas Company

BY:	/s/ Timothy Barritt
Timothy Barritt, President and Principal Executive Officer

BY:	/s/ Richard G. Stifel
Richard G. Stifel, CFO and Principal Financial Officer