Form 10-Q
period 2010-11-30
Sterling Oil & Gas CO
filed 2011-01-10
CIK 1402273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
✓ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  November 30, 2010

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

Large accelerated file	Accelerated filer
Non-accelerated filer	✓ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ✓

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,925,000 shares of common stock, $.00001 par value and 0 shares of preferred stock, $.00001 par value as of January 14, 2011

STERLING OIL & GAS COMPANY

INDEX

			Page

PART 1.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS
		Condensed Balance Sheets as of November 30, 2010 (Unaudited) and February 28, 2010	3

		Condensed Statements of Operations for the three months ended November 30, 2010 and 2009 and for the nine months ended November 30, 2010 and 2009 and for the cumulative period from May 1, 2007 (Inception ) through November 30, 2010 (Unaudited)	4

		Condensed Statements of Cash Flows for the nine months ended November 30, 2010 and 2009 and for the cumulative period from May 1, 2007( Inception) through November 30, 2010 (Unaudited)	5

		Condensed Statement of Shareholders’ Equity for the nine months ended November 30, 2010 and for the cumulative period from May 1, 2007 (Inception) through November 30, 2010 (Unaudited)	6

		Notes to Unaudited Condensed Financial Statements	7

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	ITEM 4T.	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION		17

	ITEM 1.	Legal Proceedings	17

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	ITEM 3.	Default Upon Senior Securities	17

	ITEM 4.	Submission of Matters to a Vote of Security Holders	17

	ITEM 5.	Other Information	17

	ITEM 6.	EXHIBITS	17

	SIGNATURES		17

ITEM 1.    FINANCIAL STATEMENTS.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Balance Sheets

	November 30, 2010	February 28, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$46,689	$139,267
Total current assets	46,689	139,267

Oil and Gas Properties-Unevaluated Properties, full cost method (less $370,471 and $323,824 impairment, respectively)	204,298	242,840

Total Assets	$250,987	$382,107

Liabilities and Shareholders’ Equity (Deficit)

Accounts payable	$3,246	$2,419

Shareholders’ equity (deficit):
Preferred stock, $.00001 par value; 100,000,000 shares authorized, 0 shares
issued and outstanding	--	--

Common stock, $.00001 par value; 100,000,000 shares authorized,
15,925,000 shares issued and outstanding
at November 30, 2010 and February 28, 2010, respectively.	159	159
Additional paid-in capital	2,284,932	2,282,582
Deficit accumulated during development stage	(2,037,350)	(1,903,053)

Total shareholders’ equity (deficit)	247,741	379,688

Total Liabilities and Shareholders’ Equity	$250,987	$382,107

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
	For the Three Months ended November 30,		For the Nine months ended November 30,		May 1, 2007 (Inception) Through November 30,
	2010	2009	2010	2009	2010
Revenues	$--	$--	$--	$--	$--

Costs and expenses
Personnel costs	23,370	--	58,461	27,278	326,331
Professional fees	5,492	22,324	26,575	59,892	336,671
Impairment and abandonment of unproved properties	15,549	--	46,647	228,482	1,342,384
Other general and administrative	477	3,732	3,924	6,960	44,422

Operating loss	(44,888)	(26,056)	(135,607)	(322,612)	(2,049,808)

Other income (expense)
Interest income	266	1,011	1,310	1,547	12,458

Net loss	$(44,622)	$(25,045)	$(134,297)	$(321,065)	$(2,037,350)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic and diluted	15,925,000	15,925,000	15,925,000	15,925,000

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months ended November 30,	For the Nine Months ended November 30,	From May 1, 2007 (Inception) Through November 30,
	2010	2009	2010
Cash Flows From Operating Activities:
Net Loss	$(134,297)	$(321,065)	$(2,037,350)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed services	2,350	14,050	56,650
Impairment and abandonment of unproved properties	46,647	228,482	1,342,384
Changes in operating assets and liabilities:
Accounts payable	827	(2,184)	3,246
Net cash(used in)
operating activities	(84,473)	(80,717)	(635,070)

Cash flows from investing activities:
Unevaluated oil and gas properties-additions	(8,105)	(8,104)	(224,540)
Refund of purchase deposit	--	--	80,856
Undeveloped oil and gas properties-sales	--	183,000	391,233
Net cash provided by, (used in)
investing activities	(8,105)	174,896	247,549

Cash flows from financing activities:
Proceeds from the sale of common stock	--	--	435,000
Payments for offering costs	--	--	(790)
Net cash provided by
financing activities	--	--	434,210

Net Increase (decrease) in cash and
cash equivalents	(92,578)	94,179	46,689

Cash and cash equivalents:
Beginning of period	139,267	66,321	--

End of period	$46,689	$160,500	$46,689

Noncash investing and financing transaction:
Transfer of oil and gas properties from Big Cat	$--	$--	$1,794,231

See accompanying notes to condensed financial statements.

Sterling Oil & Gas Company
(An Exploration Stage Company)
Condensed Statement of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Par value $.00001	Additional Paid-in Capital	(Deficit) Incurred During Exploration Stage	Total

Balance, at May 1, 2007( Inception)	--	$--	$--	$--	$--
Stock issued for properties transferred from Big Cat at inception, May 1, 2007, $0.1794 per share	10,000,000	100	1,794,131	–	1,794,231
Private placement June 2007, $0.05 per share	5,000,000	50	249,950	–	250,000
Other-contributed services	–	–	30,800	–	30,800
Other costs-issuance fees			(790)		(790)
Net loss	–	–	–	(740,320)	(740,320)
Balance, February 29, 2008	15,000,000	150	2,074,091	(740,320)	1,333,921
Public offering August 2008, $0.20 per share	325,000	3	64,997	–	65,000
Public offering October 2008, $0.20 per share	600,000	6	119,994	--	120,000
Other-contributed services	--	--	8,700	--	8,700
Net loss	–	–	–	(750,266)	(750,266)
Balance, February 28, 2009	15,925,000	159	2,267,782	(1,490,586)	777,355
Other-contributed services	--	--	14,800	--	14,800
Net loss	--	--	--	(412,467)	(412,467)
Balance, February 28,2010	15,925,000	159	2,282,582	(1,903,053)	379,688
Other-contributed services	--	--	2,350	--	2,350
Net loss	--	--	--	(134,297)	(134,297)
Balance, November 30, 2010	15,925,000	$159	$2,284,932	$(2,037,350)	$247,741

See accompanying notes to condensed financial statements.

1.	Presentation, Organization and Nature of Operations:

Presentation

The accompanying condensed financial statements of Sterling Oil & Gas Company (the “Company”) at November 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements pursuant to instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2010. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations presented for the periods ended November 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. The February 28, 2010 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended February 28, 2010.

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

Going Concern

As of November 30, 2010, the Company had working capital of $43,443 and shareholders’ equity of $247,741. Sterling has relied upon outside investor funds to maintain its operations and develop its business. Sterling’s plan for continuation anticipates continued funding from investors. This funding would be used for operations, for working capital, as well as business expansion during the upcoming fiscal year. The Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company and there is substantial doubt about the ability of the Company to continue as a going concern.

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

As of November 30, 2010, the Company does not have any proven oil and gas reserves and all of its properties are unproved. The costs of unproved properties will be withheld from the depletion base until such time as they are either developed or abandoned.  Unproved properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unproved properties would result in an expense to the Company.

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

We adopted ASC 740, Income Taxes as of March 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. We have identified no significant uncertain tax positions as of February 28, 2010 or at November 30, 2010. The cumulative effect of adopting ASC 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued as of February 28, 2010 or at November 30, 2010.

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
Level 3- Unobservable inputs based on the Company’s assumptions,

ASC 820 requires the use of observable market data if such data is available without undue cost and effect.

Fair Value Measurements at Reporting Date Using
Description	November 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Oil & gas properties-unevaluated properties	$204,298	$0	$0	$204,298
Total	$204,298	$0	$0	$204,298

Level 3 assets are comprised of unproved oil and gas properties. The Company has classified the fair value of the properties as a Level 3 due to the lack of available data to obtain market values for the unevaluated properties. The Company considered current gas prices and the remaining lease term as a basis for determining the reserve amount.

The following table sets for the reconciliation of fair market value of the impairment reserve classified as Level 3 for the nine months ended November 30, 2010.

Nine months Ended November 30, 2010
Balance February 28,2010	$242,840
Delay rental payments	8,105
Impairment	(46,647)
Balance November 30, 2010	$204,298

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

As of November 30, 2010 and 2009 the Company had 15,925,000 shares of common stock outstanding and warrants for the purchase of 3,425,000 shares. The warrants were excluded from the calculation of diluted earnings per share for both years, due to the fact that they were anti-dilutive.

Reclassifications

Certain amounts for the period from Inception (May 1, 2007) to November 30, 2010 have been reclassified to conform to the November 30, 2010 presentation. Such reclassifications had no effect on net loss.

Other Comprehensive Income

The Company does not have any material items of other comprehensive income for the nine months ended November 30, 2010 or November 30, 2009.  Therefore, total comprehensive income (loss) is the same as net income (loss) for these periods.

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

During the nine months ended November 30, 2010 and 2009, the Company paid delay rentals of $8,105. The Company recorded non-cash impairment expense of $46,647 in the nine months ended November 30, 2010.

5.	Related Party Transactions:

During the three months ended November 30, 2010 and 2009, certain officers of Big Cat Energy Corporation, an affiliated public company, performed part time management duties for the Company. The Company did not pay cash for these services; however, the Company recorded the services at a fair market value as consulting fees and additional paid-in capital. Contributed services were $600 for the three months ended November 30, 2010 compared $900 for the same period in 2009.

The amount of contributed services for the nine months ended November 30, 2010 were $2,350 compared to $14,050 for the same period in 2009.

6.	Shareholders’ Equity:

There was no equity sales transaction during the nine months ended November 30, 2010 or 2009.

7.	Income Taxes:

 The federal net operating loss (NOL) carryforward of approximately $1,602,000 as of November 30, 2010 expires on various dates through 2030. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards incurred before a change in control.   “Change in control” for these purposes generally means greater than a 50% change in ownership of the corporation.  After a change in control, a loss corporation cannot deduct NOL carryforwards existing at the time of the change in control in excess of the Section 382 limitations.  Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods.  We have not performed a Section 382 analysis, however approximately ninety percent of the present NOL was incurred during the fiscal years beginning March 1, 2007, and thereafter.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.  Because of the full valuation allowance, no income tax expense or benefit is reflected on the statement of operations.

We adopted ASC 740, Income Taxes as of March 1, 2008. This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. We have identified no significant uncertain tax positions as of February 28, 2010 or at November 30, 2010. The cumulative effect of adopting ASC 740 has not resulted in a liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero.

No interest and penalties related to uncertain tax positions were accrued as November 30, 2010.

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

Results of Operations

Three Months Ended November 30, 2010 compared to the Three Months Ended November 30, 2009.

We reported a net loss for the three months ended November 30, 2010 of $44,622 compared to net loss of $25,045 for the period three months ended November 30, 2009. The net loss for the three months ended November 30, 2010 included a non-cash impairment expense of $15,549.

We had personnel expense of 23,370 for the three months ended November 30, 2010 compared to no personnel costs for the three months ended November 30, 2009.

Our other general and administrative costs were $477 during the three month period ended November 30, 2010 compared to $3,732 for the same period in 2009.

We had $5,492 of professional fess, $600 of which were non-cash, during the three months ended November 30, 2010, compared to $22,324, $900 of which were non-cash,  for the three months ended November 30, 2009.  The professional fees in 2010 and 2009 are for required SEC filings.

Nine Months Ended November 30, 2010 compared to the Nine Months Ended November 30, 2009

We reported a net loss for the nine months ended November 30, 2010 of $134,297 compared to net loss of $321,065 for the nine months ended November 30, 2009. The net loss for the nine months ended November 30, 2010 included a non-cash impairment expense of $46,647. The net loss for the nine months ended November 30, 2009 included a non-cash loss on abandonment of leaseholds of $228,482.

We had personnel expense of $58,461 in the nine months ended November 30, 2010 compare to $27,278 for the nine months ended November 30, 2009.

Our other general and administrative costs were $3,924 during the nine month period ended November 30, 2010. There was $6,960 of general and administrative expense for the nine months ended November 30, 2009.

We had $26,575 of professional fess during the nine months ended November 30, 2010, compared to $59,892 of professional fees for the nine months ended November 30, 2009. The professional fees  are for required SEC filings.

Liquidity and Capital Resources

   As of November 30, 2010, we had working capital of $43,443, and it is uncertain whether this amount will be sufficient to fund operations. Therefore, we may seek additional sources of capital for the coming year.

For the nine months ended November 30, 2010, we used net cash from operations of $84,473. Cash used in operations was primarily a result of our net loss offset by the non-cash impairment expense of $46,647, compared to cash used in operations of $80,717 for the nine months ended November 30, 2009 which was primarily due to our net loss offset by non cash loss on leaseholds of $228,482.

For the nine months ended November 30, 2010, cash used by investing activities was $8,105, for the payment of delay rentals, compared to cash provided by investing activities was $174,896 for the nine months ended November 30, 2009, primarily from the sale of the Company’s interest in Cedar Resources.

There were no net cash effects from financing activities for the nine months ended November 30, 2010 or 2009.

Financial Instruments and Other Information

As of November 30, 2010 we had cash and cash equivalents, accounts payable and accrued liabilities, which are each carried at approximate fair value due to the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

As of November 30, 2010, the Company does not have any proven oil and gas reserves and all of its properties are unproved. The costs of unproved properties will be withheld from the depletion base until such time as they are either developed or abandoned.  Unproved properties are assessed at least annually by the Company for impairment. Impairment is estimated by the Company by applying factors based on historical experience and other data such as primary lease terms of the properties, average holding periods of unproved properties, and geographic and geologic data of groupings of individually insignificant properties and projects. Therefore, any impairment of said unproved properties would result in an expense to the Company.

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

Off-Balance Sheet Arrangements

From time-to-time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of November 30, 2010 and February 28, 2010, there were no off–balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of November 30, 2010. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of November 30, 2010, the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting,.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of January 2011.

Sterling Oil & Gas Company

BY:	/s/ Timothy Barritt
Timothy Barritt, President and Principal Executive Officer

BY:	/s/ Richard G. Stifel
Richard G. Stifel, CFO and Principal Financial Officer